Form 10-Q
period 2025-09-30
Fermi Inc.
filed 2025-11-12
CIK 2071778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-42888

Fermi Inc.

(Exact name of registrant as specified in its charter)

Texas	33-3560468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

620 S. Taylor St., Suite 301 Amarillo, TX	79101
(Address of principal executive offices)	(Zip Code)

(214) 894-7855

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	FRMI	The Nasdaq Stock Market LLC
Common Stock, $0.001 par value	FRMI	The London Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 11, 2025, there were 614,025,378 shares of common stock, par value of $0.001 per share, outstanding.

FERMI INC.

Form 10-Q

Quarter Ended September 30, 2025

EXPLANATORY NOTE

Fermi Inc. was originally formed as Fermi LLC on January 10, 2025 (“Inception”) as a Texas limited liability company. On September 30, 2025, immediately following the effectiveness of our registration statement on Form S-11, the Company effected a statutory conversion from a Texas limited liability company to a Texas corporation pursuant to and in accordance with a plan of conversion (the “Corporate Conversion”). The purpose of the Corporate Conversion was to reorganize the Company’s corporate structure so that the entity offering its securities to the public in the IPO would be a corporation rather than a limited liability company. References in this Quarterly Report on Form 10-Q to “Fermi”, “we”, “us”, “our” and “the Company” (i) for periods prior to the Corporate Conversion, refer to Fermi LLC, and, where appropriate, its consolidated subsidiaries and (ii) for periods after the Corporate Conversion, refer to Fermi Inc., and, where appropriate, its consolidated subsidiaries.

As a result of the Corporate Conversion, Fermi Inc. succeeded to all of the property and assets of Fermi LLC and succeeded to all debts and obligations of Fermi LLC. Fermi Inc. is governed by a certificate of formation filed with the Texas Secretary of State and bylaws adopted by its board of directors. The consolidated financial statements and footnotes give effect to the Corporate Conversion on a prospective basis as of the conversion date.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In particular, statements pertaining to our business and growth strategies, investment and development activities and trends in our business contain forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “estimate,” “anticipate,” “expect,” “believe,” “intend,” “may,” “will,” “could,” “should,” “would,” “seek,” “position,” “support,” “drive,” “enable,” “optimistic,” “target,” “opportunity,” “approximately” or “plan,” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management.

Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all), including with respect to historical environmental conditions at the approximately 5,236 acres of contiguous land held pursuant to a 99-year Ground Lease Agreement on land owned by the Texas Tech University System (the “Lease”) in Carson County, Texas (the “Project Matador Site”), which increases site preparation and timelines. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	Our business model is highly dependent on the successful construction, development, leasing, and continued maintenance of the Advanced Energy and Intelligence Campus at Texas Tech University (“Project Matador”).

●	Our ability to access adequate project financing, commercial borrowings, and debt and equity capital markets to fund our significant anticipated capital expenditures.

●	Our ability to construct, operate, and maintain power generation facilities on schedule and at anticipated costs, both of which may be impacted by supply chain disruptions, including labor availability, raw materials and input commodity costs and availability, and manufacturing and transportation.

●	The market for generating nuclear power is not yet established and may not achieve the growth potential we expect or may grow more slowly than expected.

●	General business and economic conditions.

●	Environmental history, remediation, and associated risks.

●	Our ability to obtain and renew leases with our tenants on favorable terms, and to manage our growth, business, financial results, and operations.

●	Our ability to respond to price fluctuations and rapidly changing technology.

●	The impact of tariffs and global trade disruptions on us and our tenants.

●	Changes in political conditions, geopolitical turmoil, political instability, civil disturbances, and restrictive governmental actions.

●	We and our customers operate in a politically sensitive environment, and the public perception of nuclear energy can affect our customers and us.

●	The degree and nature of our competition.

●	Our failure to generate sufficient cash flows to service indebtedness.

●	Material negative changes in the creditworthiness or ability of our tenants to meet their contractual obligations.

●	Increases and volatility in interest rates.

●	Increased power, labor, equipment procurement, shipping, refurbishment, or construction costs; labor shortages; or our inability to attract and retain talent.

●	Changes in, or failure or inability to comply with, government regulation, including regulation of our facilities’ environmental footprint and the project’s electric generation and storage assets.

●	A failure of our information technology systems, systems conversions and integrations, cybersecurity attacks, or a breach of our information security systems, networks, or processes.

●	Our inability to obtain or maintain necessary government or other required consents or permits.

●	Our failure to qualify as a real estate investment trust (“REIT”) and maintain that qualification for U.S. federal income tax purposes.

●	Changes in, or failure or inability to comply with, local, state, federal, or international laws and regulations, including those related to taxation, real estate, and zoning, and increases in real property tax rates.

●	The impact of any financial, accounting, legal, or regulatory issues or litigation that may affect us.

●	Additional factors discussed in the sections entitled “Business and Properties,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

●	Other risks identified in Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Fermi Inc.

Consolidated Balance Sheet

(in thousands, except par value amounts and share numbers)

(unaudited)

As of September 30, 2025
Assets
Construction in progress	$270,693
Cash and cash equivalents	83,693
Restricted cash	99,300
Prepaid expenses and other assets	24,436
Operating lease right-of-use assets	24,644
Total assets	$502,766
Liabilities and stockholders’ equity
Debt, net	$102,831
Accounts payable and accrued liabilities	65,112
Operating lease liabilities	22,610
Other liabilities	9,740
Total liabilities	200,293
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.001 par value; 2,400,000,000 shares authorized, 591,274,308 shares issued, and 574,977,840 shares outstanding at September 30, 2025	575
Preferred stock, $0.001 par value; 10,000,000 shares authorized, and no shares issued or outstanding at September 30, 2025	-
Additional paid-in capital	301,898
Accumulated deficit	-
Total stockholders’ equity	302,473
Total liabilities and stockholders’ equity	$502,766

The accompanying notes are an integral part of these consolidated financial statements.

Fermi Inc.

Consolidated Statements of Operations

(in thousands, except share and per share numbers)

(unaudited)

	For the three months ended September 30, 2025	For the period from January 10, 2025 (Inception) through September 30, 2025
Expenses:
General and administrative	$37,776	$43,463
Total expenses	37,776	43,463
Loss from operations	(37,776)	(43,463)
Other income (expense):
Interest income (expense), net	12	(669)
Other income (expense)	(309,048)	(309,048)
Total other income (expense)	(309,036)	(309,717)
Net loss	$(346,812)	$(353,180)
Net loss per share – basic and diluted	$(0.84)	$(0.95)
Weighted average shares outstanding – basic and diluted	466,493,415	416,237,306

The accompanying notes are an integral part of these consolidated financial statements.

Fermi Inc.

Consolidated Statements of Stockholders’/Members’ Equity

(in thousands, except unit and share numbers)

(unaudited)

	Members’ Equity - Class A		Members’ Equity - Class B		Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’/ Members’
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 10, 2025 (Inception)	-	$-	-	$-	-	$-	-	$-	$-	$-	$-
Capital contributions, net of deferred offering costs (Note 3)	367,312,500	498	-	-	-	-	-	-	-	-	498
Net loss	-	(78)	-	-	-	-	-	-	-	-	(78)
Balance, March 31, 2025	367,312,500	$420	-	$-	-	$-	-	$-	$-	$-	$420
Capital contributions, net of deferred offering costs (Note 3)	(8,050,950)	349	58,764,263	130	-	-	-	-	-	-	479
Share-based compensation expense - related party (Note 9)	-	3,616	-	-	-	-	-	-	-	-	3,616
Net loss	-	(6,079)	-	(211)	-	-	-	-	-	-	(6,290)
Balance, June 30, 2025	359,261,550	$(1,694)	58,764,263	$(81)	-	$-	-	$-	$-	$-	$(1,775)
Share-based compensation expense (Note 9)	4,500,000	23,304	-	1,509	-	-	-	-	-	-	24,813
Series Seed, A and B Conversion (Note 3)	117,787,762	282,176	-	-	-	-	-	-	-	-	282,176
Induced conversion of Series A and Series B Convertible Notes (Note 3)	-	23,674	-	-	-	-	-	-	-	-	23,674
Share-based charitable contribution expense, including repurchase of unvested Class B Units and subsequent reissuance upon donation (Note 9)	-	-	7,875,000	173,777	-	-	-	-	-	-	173,777
Vesting of Class B Units (Note 9)	-	-	19,202,719	43	-	-	-	-	-	-	43
Net loss	-	(320,810)	-	(26,002)	-	-	-	-	-	-	(346,812)
Issuance of the Preferred Units and effect of the conversion of Preferred Units (Note 3)	-	37,869	-	-	7,586,546	8	-	-	108,700	-	146,577
Effect of the Corporate Conversion	(481,549,312)	(44,519)	(85,841,982)	(149,246)	567,391,294	567	-	-	193,198	-	-
Balance, September 30, 2025	-	$-	-	$-	574,977,840	$575	-	$-	$301,898	$-	$302,473

The accompanying notes are an integral part of these consolidated financial statements.

Fermi Inc.

Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

For the period from January 10, 2025 (Inception) through September 30, 2025
Cash flows used in operating activities:
Net loss	$(353,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense, related party	3,616
Share-based compensation expense	24,814
Share-based charitable contribution expense	173,784
Non-cash interest expense paid-in-kind	680
Change in fair value as a result of fair value remeasurements	111,590
Series A and Series B Convertible Notes inducement expense	23,674
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	10,799
Prepaid expenses and other assets	(4,068)
Net cash used in operating activities	$(8,291)
Cash flows used in investing activities:
Investments in construction in progress	(89,033)
Capitalized preacquisition costs	(7,288)
Net cash used in investing activities	$(96,321)
Cash flows from financing activities:
Proceeds from issuance of Series A Convertible Notes	75,500
Proceeds from issuance of Seed Convertible Notes	26,124
Proceeds from issuance of Preferred Units	107,552
Proceeds from issuance of Macquarie Term Loan	100,000
Payment of Promissory Note	(15,000)
Payment of debt issuance costs	(1,012)
Proceeds from contributions by members, net of issuance costs	922
Repurchase of Class B Units	(25)
Payment of deferred offering costs	(6,456)
Net cash provided by financing activities	$287,605
Change in cash, cash equivalents and restricted cash	182,993
Cash, cash equivalents and restricted cash, beginning of period	-
Cash, cash equivalents and restricted cash, at end of period	$182,993

Cash, cash equivalents and restricted cash, at end of period:
Cash and cash equivalents	83,693
Restricted cash	99,300
Cash, cash equivalents and restricted cash, at end of period	182,993

The accompanying notes are an integral part of these consolidated financial statements.

Fermi Inc.

Notes to Consolidated Financial Statements

(in thousands, except unit, per unit, share, and per share numbers)

(unaudited)

1. Organization and Description of Business

Organization

Fermi Inc. was originally formed as Fermi LLC on January 10, 2025 (“Inception”) as a Texas limited liability company. On September 30, 2025, immediately following the effectiveness of our registration statement on Form S-11, the Company effected a statutory conversion from a Texas limited liability company to a Texas corporation pursuant to and in accordance with a plan of conversion (the “Corporate Conversion”). The purpose of the Corporate Conversion was to reorganize the Company’s corporate structure so that the entity offering its securities to the public in the IPO would be a corporation rather than a limited liability company. References in this Quarterly Report on Form 10-Q to “Fermi”, “we”, “us”, “our” and “the Company” (i) for periods prior to the Corporate Conversion, refer to Fermi LLC, and, where appropriate, its consolidated subsidiaries and (ii) for periods after the Corporate Conversion, refer to Fermi Inc., and, where appropriate, its consolidated subsidiaries.

In conjunction with the Corporate Conversion, all of Fermi LLC’s membership interests, including outstanding preferred units, were converted into an aggregate of 591,274,308 shares of our issued common stock, of which 574,977,840 shares are outstanding. Prior to the Corporate Conversion, the Company’s outstanding convertible notes had converted into Class A units of Fermi LLC (the “Convertible Notes Conversion”) in connection with the issuance of preferred units (“Preferred Units”) in a private placement to a consortium of investors (the “Preferred Units Financing”). Refer to Note 3, Stockholders’ Equity, for further information regarding the Preferred Units Financing.

As a result of the Corporate Conversion, Fermi Inc. succeeded to all of the property and assets of Fermi LLC and succeeded to all debts and obligations of Fermi LLC. Fermi Inc. is governed by a certificate of formation filed with the Texas Secretary of State and bylaws adopted by its board of directors (the “Bylaws”). The consolidated financial statements and footnotes give effect to the Corporate Conversion on a prospective basis as of the conversion date.

The Company’s mission is to power the intelligence of tomorrow. The Company is in the development process of its first campus, Project Matador, as an approximately 11-gigawatt behind-the-meter energy generation and powered shell data center campus located in Amarillo, Texas. Project Matador is planned to provide hyperscale customers with approximately 15 million square feet of data center space powered by a combination of on-site solar, gas, and nuclear power infrastructure. Preliminary site development commenced in 2025 and vertical construction activities are expected to commence later this year, subject to an executed definitive lease agreement with a prospective tenant, with a target commercial operations date for the first 1-gigawatt of data center capacity ready by year-end 2026. Disclosures of the energy generation and square footage of facilities are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).

We anticipate generating substantially all of our revenue from lease rental income from data center tenants. As of September 30, 2025, we have not yet commenced revenue generating activities. All activity through September 30, 2025, is related to our formation and initial engagement with various commercial parties to facilitate infrastructure procurement, leasing, preliminary site development, and marketing activities for Project Matador. We do not expect to generate operating revenues until data center facilities are delivered to tenants. We may generate non-operating income in the form of interest income on cash. Our fiscal year ends on December 31.

Unit Split and Stock Split

On July 2, 2025, we amended the Fermi LLC’s limited liability company agreement (the “Fermi LLC Agreement”) to reflect a 150-to-1 forward unit split (the “Unit Split”) of our issued Class A Units and Class B Units (as defined below). As a result of the Unit Split, each record holder of Class A and Class B Units as of July 2, 2025, received 149 additional Units of Class A Units or Class B Units, as applicable, distributed on July 2, 2025.

On September 30, 2025, in connection with the Corporate Conversion, the Company effected a 3-for-1 forward stock split of its membership units into shares of common stock (the “September Stock Split”).

All unit, per unit, share, and per share amounts presented in the consolidated financial statements have been adjusted retrospectively, where applicable, to reflect the Unit Split and the September Stock Split.

In connection with the Corporate Conversion, the Company filed its certificate of incorporation (the “Charter”), which authorizes a total of 2,400,000,000 shares of common stock and 10,000,000 shares of preferred stock.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under Accounting Standards Updates (“ASUs”). The reporting currency of the Company is the U.S. Dollar. Dollar amounts in the financial statements are presented in thousands, except as otherwise stated. Share, per share, unit and per unit data are presented as whole numbers. The unaudited consolidated financial statements include the accounts of Fermi Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

These unaudited interim consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In management’s opinion, the unaudited interim consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to fairly state the Company’s financial position and results of operations. The interim results are not necessarily indicative of the operating results expected for the full year or any future period.

The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of March 31, 2025, and for the period from January 10 (Inception) through March 31, 2025, included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on September 30, 2025 (the “Prospectus”).

The Company determines at inception of each arrangement whether an entity in which the Company has made an investment or in which the Company has other variable interests is considered a variable interest entity (“VIE”). Investments that are considered VIEs are evaluated to determine whether the Company is the primary beneficiary of the VIE, in which case it would be required to consolidate the entity. The Company evaluates whether it has (1) the power to direct the activities that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. If the Company is not the primary beneficiary of the VIE, the investment or other variable interest is accounted for in accordance with applicable U.S. GAAP.

In circumstances where an entity does not have the characteristics of a VIE, it would be considered a voting interest entity (“VOE”). The Company would consolidate a VOE when the Company has a majority equity interest and has control over significant operating, financial, and investing decisions of the entity.

Liquidity, Going Concern and Capital Resources

Under ASC 205-40, Presentation of Financial Statements—Going Concern, we are required to evaluate whether conditions or events raise substantial doubt about our ability to meet future financial obligations as they become due within one year after the consolidated financial statements are issued.

Project Matador will require substantial capital investment to achieve commercial operation. As of September 30, 2025, the Company had not generated any revenues. To finance the construction and development of Project Matador, we intend to raise capital through a combination of equity financings, various debt issuances, monetization of federal energy credits, strategic equity investments, government grants and tenant prepayments. These financings are not certain to occur. If we are unable to raise capital in the amounts, timing, or terms we expect, we may be forced to delay capital expenditures, amend or terminate our purchase commitments or surrender assets pledged as collateral under our financing agreements in order to preserve liquidity, which could materially extend our development timeline and delay one or more phases of Project Matador, preventing us from achieving planned operational and financial milestones within the anticipated timeframe.

Through September 30, 2025, we have raised cash of $101,624 through convertible debt financing, $107,552 through preferred units financing, and $100,000 related to the financing arrangement with Macquarie Equipment Capital Inc. (“Macquarie”). Refer to Note 11, Subsequent Events, for further information regarding the consummation of our IPO. Based on our current operating plan and our available capital, we believe our resources are sufficient to satisfy our financial obligations for at least twelve months following the issuance of these consolidated financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet. Actual results could differ from those estimates. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2025.

Cash and Cash Equivalents

We consider short-term, highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash consists of funds held in our checking   and saving accounts. We maintain our cash with a regional financial institution located in the United States, which we believe to be creditworthy. While we monitor the credit quality of our banking relationship, our cash balances may, at times, exceed the federally insured limits.

Restricted Cash

Restricted cash represents amounts deposited in a lender-controlled bank account associated with the Macquarie Term Loan, which are required to remain restricted for the duration of the term loan agreement unless released under the agreement’s provisions. The restricted cash can be released for payments under the Siemens Contract and for loan transaction fees and expenses, per the terms documented in the term loan agreement. For the three months ended September 30, 2025, and for the period from January 10 (Inception) to September 30, 2025, no restricted cash was released with $99,300 remaining restricted. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows.

Income Taxes

The consolidated financial statements have been prepared using the current tax classification of the Company as a partnership for U.S. federal income tax purposes through the date of the Corporate Conversion. On July 1, 2025, Fermi LLC filed an election to be classified as a corporation for U.S. federal income tax purposes on its date of formation, January 10, 2025, via late classification relief sought under Revenue Procedure 2009-41. Fermi LLC adopted a fiscal year end of July 31, 2025 for its initial taxable, non-REIT year. Accordingly, if the election is approved, we will file our U.S. federal income tax return for our initial taxable, non-REIT year as a corporation for U.S. federal income tax purposes.

The election to be classified as a corporation for U.S. federal income tax purposes remains subject to IRS acceptance. As such, in lieu of corporate income taxes, our members would be taxed on their proportionate share of our taxable income through the date of the Corporate Conversion.

Fermi intends to elect to be taxed as a REIT for U.S. federal income tax purposes beginning August 1, 2025, with the filing of its initial Form 1120-REIT, U.S. Income Tax Return for Real Estate Investment Trusts. As long as Fermi qualifies as a REIT, it generally will not be subject to U.S. federal income tax at the REIT level on taxable income that is currently distributed to stockholders. Accordingly, no provision or liability has been recognized for U.S. federal income tax purposes in the accompanying consolidated financial statements, as income taxes would be the responsibility of our individual members.

Comprehensive Income (Loss)

For the period from January 10, 2025 (Inception) through September 30, 2025, and for the three months ended September 30, 2025, we had no other comprehensive income (loss) items; therefore, comprehensive income (loss) equaled net income (loss). Accordingly, we have not included separate statements of comprehensive income (loss) as part of these consolidated financial statements.

Segments

All of the Company’s activities relate to our business of building and owning data centers. As of September 30, 2025, operational and strategic decision-making responsibilities were overseen collectively by the Company’s officers, including the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and the Head of Power. This group, functioning collectively in the role of the chief operating decision maker (“CODM”), evaluates performance and allocates resources based on the overall operations and financial results of the Company as a whole. Based on the structure of our operations and the manner in which the CODMs monitor and manage the business, we have concluded that the Company operates as a single operating segment and, accordingly, a single reportable segment for accounting and financial reporting purposes.

The Company’s single reportable segment is expected to earn substantially all of its revenue from lease rental income from data center tenants. The CODMs manage the Company as a single business and use GAAP net income (loss), as presented in the consolidated statements of operations, as the primary financial measure for assessing performance and allocating resources. The CODMs regularly review the consolidated statements of operations, including the various expense and other line items, as presented in the Company’s consolidated financial statements. No significant separate revenue or expense categories are regularly evaluated by the CODMs other than those already reflected in the consolidated statements of operations. Additionally, the CODMs assess segment assets as presented within the Company’s consolidated balance sheet, as there is no distinction between segment assets and total assets. All assets will be located within the United States. Because the Company operates as a single segment, the accounting policies applied are consistent with those described in the accompanying consolidated financial statements.

Share-based Compensation

The Company accounts for share-based compensation in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). Equity instruments issued to employees and non-employees in exchange for goods or services are measured at fair value on the grant date and recognized over the requisite service period, which is generally the vesting period. The Company accounts for forfeitures as they occur.

The Company granted restricted equity units (“REUs”) that vest upon the satisfaction of either a service-based condition only or a combination of service-based, market-based and performance-based conditions. The grant-date fair value of these REUs is the fair value of the Company’s units on the date of grant.

Following the completion of the IPO, the fair value of each share of the underlying common stock will be based on the closing price of our common shares as reported on the Nasdaq Stock Market on the date of the grant. Refer to Note 11, Subsequent Events, for further information regarding our IPO.

For awards that include a market-based condition, the grant-date fair value is estimated using the Monte Carlo simulation method which incorporates the probability that the market-based condition may not be satisfied, and includes assumptions such as expected term, expected volatility, and risk-free interest rates.

The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period for equity awards with only service-based conditions, including those with a graded vesting feature. Share-based compensation expense for equity awards with a service-based condition and a performance-based condition or a market-based condition, or both, will be recognized using the graded vesting method over the requisite service period. For equity awards with a market-based condition, the share-based compensation expense is recognized using the graded vesting method over the requisite service period, regardless of whether the market-based condition is met.

Share-based compensation expense is not recognized for grants that include a performance-based condition until the performance-based condition is deemed probable. A performance-based condition could be the occurrence of a certain event or achievement of a performance goal. In the period in which such an event becomes probable, the Company will record cumulative share-based compensation expense for those REUs for which the service-based condition has been satisfied or partially satisfied. Share-based compensation related to any remaining service-based conditions after the qualifying event-related performance condition is satisfied will be recorded over the remaining requisite service period. Performance conditions that are based on liquidity events, including an initial public offering, are not considered probable until the event occurs.

Fair Value of Class A and Class B Units

Prior to the IPO, as there was no public market for the equity of the Company, the Company utilized a third-party valuation firm to determine estimates of fair value using generally accepted valuation methodologies, specifically income-based methods. Under the income approach, enterprise value was determined using a discounted cash flow analysis that reflects management’s projections of future cash flows. These projected cash flows were discounted to present value using a weighted average cost of capital, which was informed by market data from guideline public companies with comparable operating and financial characteristics and further adjusted to reflect the Company’s stage of development, capital structure, and company-specific risk factors. The resulting enterprise value was then adjusted by a probability-weighted decision tree to derive the estimated fair value of the Company as of each valuation date.

Leases

Lessee arrangements

At contract inception, the Company determines whether an arrangement contains a lease in accordance with ASC 842, Leases (“ASC 842”). Prior to lease commencement, any payments are recorded as prepaid rent and included in prepaid expenses and other assets on the Company’s consolidated balance sheet. The prepaid rent balance is reclassified to the right-of-use asset at lease commencement.

Right-of-use assets and lease liabilities are established on the consolidated balance sheet for leases with an expected term greater than one year. Lease liabilities are recognized at the present value of future lease payments, less any incentives payable to the Company. Right-of-use assets are recognized based on the initial measurement of the lease liability, plus any initial direct costs incurred by the Company and any lease payments made to the landlord at or before lease commencement minus any lease incentives received. When the rate implicit in the lease is not determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet and the related lease expense is recognized on a straight-line basis over the expected lease term.

The Company has elected the practical expedient to not separate lease and non-lease components for its real estate leases in which the Company is the lessee.

The Company recognizes lease expense for operating leases on a straight-line basis over the term of the lease. In determining the lease term, the Company includes any options to extend or terminate the underlying lease when it is reasonably certain that the Company will exercise that extension option or is reasonably certain not to exercise a termination option.

Variable lease payments are recognized as incurred, and leases are remeasured if there is a contingent event outside of the Company’s control that permanently changes the remaining lease payments when the underlying contingency is resolved.

The TTU Lease (defined below) does not include any lessee-controlled options to extend or terminate. The operating lease provides for annual increases to lease payments. Variable lease payments include, but are not limited to, common area charges, rents based on the appraised value of subleased data center facilities and future power or water sales. Refer to Note 8, Leases.

Debt Issuance Costs

Costs incurred in connection with the issuance of debt are deferred and amortized to interest expense over the term of the related debt using the effective-interest method. Debt issuance costs associated with the Company’s convertible unsecured promissory notes (the “Seed Convertible Notes”), convertible secured promissory notes (the “Series A Convertible Notes”), Series B Convertible Secured Promissory Note (“Series B Convertible Note”), secured promissory note (“Promissory Note”), and Macquarie Term Loan are presented as a direct deduction from the carrying amount of the related debt on the consolidated balance sheet. As of September 30, 2025, the Company had deferred $600 of debt issuance costs. See Note 7, Debt, Net for additional details related to outstanding debt and associated debt issuance costs.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, consulting, and other professional fees that are directly attributable to the Company’s equity capital raises, including our IPO. These costs are capitalized within prepaid expenses and other assets on the consolidated balance sheet. Upon the completion of our IPO on October 2, 2025, deferred offering costs will be reclassified as a reduction to additional paid-in capital as an offset against proceeds. As of September 30, 2025, the Company had capitalized $14,268 of deferred offering costs within prepaid expenses and other assets on the consolidated balance sheet.

Acquisitions

The Company evaluates each acquisition to determine whether it meets the definition of a business under ASC 805, Business Combinations (“ASC 805”). If the acquired set of assets and activities does not meet the definition of a business, the transaction is accounted for as an asset acquisition.

For asset acquisitions, the total cost of the acquisition, including transaction costs, is allocated to the individual assets acquired and liabilities assumed based on their relative fair values. No goodwill is recognized in an asset acquisition. Transaction costs incurred in connection with asset acquisitions are capitalized as part of the cost of the acquired assets. The fair values of tangible and intangible assets acquired are generally determined using a combination of cost, market, and income approaches, which may require management to make significant estimates and assumptions regarding future cash flows, discount rates, and other relevant factors. The allocation of purchase price in asset acquisitions affects the amounts recognized for tangible and intangible assets and liabilities, as well as the related depreciation and amortization expense recognized in future periods.

Contingent Consideration

The Company’s acquisition agreements may include contingent consideration arrangements that provide for additional payments upon the occurrence of specified events or the achievement of certain performance or operational milestones. For business combinations, contingent consideration is measured at fair value as of the acquisition date and recorded as part of the purchase price. Subsequent changes in the fair value of contingent consideration classified as a liability are recognized in earnings in the period in which they occur, while contingent consideration classified as equity is not remeasured.

For asset acquisitions, contingent consideration is recognized only when the contingency is resolved and the consideration is paid or becomes payable, unless the arrangement meets the definition of a derivative, in which case the contingent consideration is recorded at fair value on the acquisition date. Upon recognition, contingent consideration in an asset acquisition is included in the cost of the acquired asset or group of assets.

The determination of the fair value of contingent consideration requires management to make significant estimates and assumptions regarding the probability of achieving specified outcomes, projected cash flows, discount rates, and other relevant factors. Actual results may differ from these estimates, which could have a material impact on the Company’s consolidated financial statements.

Property, Plant, and Equipment

Property, plant and equipment are initially recorded at cost, which includes all expenditures directly attributable to the acquisition or construction of the asset, such as materials, labor, professional fees, and permitting costs. Expenditures for repairs and maintenance are expensed as incurred, while major renewals and improvements that extend the useful life of an asset are capitalized. Once assets are placed in service, depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives and depreciation methods are reviewed periodically to ensure they reflect the expected pattern of economic benefits. As of September 30, 2025, property, plant and equipment consists exclusively of assets for which development or construction is in progress.

Construction in Progress

Construction in progress represents the accumulation of development and construction costs related to the Company’s capital projects. These costs are reclassified to property, plant, and equipment when the associated project is placed in service. The Company begins capitalizing project costs once acquisition or construction of the relevant asset is considered probable. Interest costs incurred associated with the construction are capitalized as part of construction in progress until the underlying asset is ready for its intended use. Once the asset is placed in service, the capitalized interest is amortized as a component of depreciation expense over the life of the underlying asset. Interest is capitalized on qualifying assets using a weighted average effective interest rate applicable to borrowings outstanding during the period to which it is applied and limited to interest expense actually incurred. As of September 30, 2025, $6,057 of interest costs have been capitalized, $138 of which is included within prepaid expenses and other assets within the consolidated balance sheet.

Impairment

We review property, plant and equipment, including construction in progress, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such indicators are present, we compare the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset, including estimate cash outflows needed to prepare the asset for its intended use. If the carrying amount exceeds the estimated future net cash inflows, an impairment loss is recognized for the amount by which the carrying amount exceeds the asset’s fair value. As of September 30, 2025, no impairment indicators existed.

As of September 30, 2025, the Company had no depreciable property, plant, and equipment, and thus no depreciation expense has been recognized. See Note 6, Property, Plant, and Equipment for additional details.

Supplemental Cash Flow Information

The following table shows supplemental cash flow information:

For the period from January 10, 2025 (Inception) through September 30, 2025
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$28
Noncash investing and financing activities:
Right-of-use asset obtained in exchange for a new operating lease liability	$24,644
Accrued capitalized preacquisition costs	1,223
Accrued deferred offering costs	14,862
Accrued investments in construction in progress	38,254
Capitalized interest related to investments in construction in process	5,919
Capitalized interest related to preacquisition costs	138
Issuance of Series B Convertible Note in relation to asset acquisition	117,000
Issuance of Promissory Note in relation to asset acquisition	20,000

Other Income (Expense)

Other income (expense) consists primarily of changes in the fair value of embedded derivatives, an inducement expense incurred in connection with the Preferred Unit Financing, and a charitable donation expense. For the nine months ended September 30, 2025, other income (expense) included approximately $111,590 of fair value remeasurements on embedded derivatives, $23,674 of inducement expense, and $173,784 of charitable donation expense.

Fair Value Measurement

The Company follows the guidance in ASC 820, Fair Value Measurement (“ASC 820”) for its fair value measurements. Valuation techniques used to measure fair value require us to utilize observable and unobservable inputs. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Financial instruments measured at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1: Quoted prices in active markets for identical or assets or liabilities.

●	Level 2: Valuation techniques for which the lowest level input that is significant to the fair value measurement is directly or indirectly observable.

●	Level 3: Valuation techniques for which the lowest level input that is significant to the fair value measurement is unobservable.

The reported fair values for financial instruments that use Level 2 or Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of any balance sheet dates presented or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement.

The Company’s financial instruments include cash, cash equivalents, accounts payable, accrued liabilities, debt, net and embedded derivatives. Cash and cash equivalents, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. Embedded derivatives are remeasured at fair value on a recurring basis and any changes in the fair value of the embedded derivatives are recorded within other income (expense) in the consolidated statements of operations.

ASC 825, Financial Instruments (“ASC 825”), allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date.

As of September 30, 2025, the Company does not have any financial instruments outstanding that are required to be carried at fair value. For the period from January 10 (Inception) through September 30, 2025, the Company issued and derecognized or reclassified certain financial instruments and the fair value of such financial instrument was estimated using Level 3 input. The following table presents changes in the liability balances for financial instruments measured using significant unobservable inputs (Level 3) for the period from January 10 (Inception) through September 30, 2025:

	Series B Convertible Notes (See Note 7)	Embedded Derivative in Preferred Units (See Note 3)	Embedded Derivative in Macquarie Term Loan (See Note 7)
At January 10, 2025 (Inception)	$-	$-	$-
Initial recognition	117,000	31,990	5,500
Remeasurement (gain)/loss	61,000	46,350	4,240
Derecognition/Reclassification[1]	(178,000)	(78,340)	(9,740)
At September 30, 2025	$-	$-	$-

[1]	The Company reclassified the embedded derivative within the Macquarie Term Loan to other liabilities on September 30, 2025, as the instrument no longer met the definition of an embedded derivative under ASC 815, Derivatives and Hedging (“ASC 815”).

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-30): Clarifying the Effective Date, which clarified the effective date of this standard. The standard requires the disclosure of additional information about specific expense categories in the notes to the consolidated financial statements. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The standard allows for adoption on a prospective or retrospective basis. We are currently assessing the impact of adopting ASU 2024-03 on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instrument (“ASU 2024-04”), to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt—Debt with Conversion and Other Options. The amendments in this ASU are effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. We are currently assessing the impact of adopting ASU 2024-04 on our consolidated financial statements and related disclosures.

3. Stockholders’ Equity

Authorized Equity

Prior to the Corporate Conversion, we issued two classes of common units to members in the form of Class A voting units (“Class A Units”) and Class B non-voting units (“Class B Units”). Class A Units and Class B Units participated pro-rata, on the basis of total outstanding units, in our ordinary and liquidating distributions. The Company retained the right to repurchase both vested and unvested Class B Units at the original $0.0022 per unit purchase price in the event of a breach of fiduciary duty, fraud, disparagement, or other conduct materially detrimental to the Company, as determined by the Board of Managers. Additionally, we issued the Preferred Units in connection with the Preferred Units Financing. The holders of Preferred Units received a cumulative in-kind dividend at a rate of 15% per annum, compounding annually. Upon the Company’s election, it may satisfy such dividend in cash. Additionally, the holders of the Preferred Units were entitled to receive, on an as-converted basis, the same dividends, as to amount and timing, as any dividends paid by the Company on its common units. The Preferred Units were convertible into the equity securities issued upon an IPO.

Class B Units were subject to vesting provisions: 25% of Class B Units immediately vested on the date of issuance, and the remaining 75% vest in equal monthly installments over five years. Unvested Class B Units did not participate in distributions. See Note 9, Share-Based Compensation for further discussion of Class B Units issued to service providers.

The Corporate Conversion resulted in the elimination of Fermi LLC’s historical members’ equity accounts and the recognition of 567,391,294 shares of common stock at par value of $0.001 and an increase to additional paid-in capital of $193,198. The Company’s authorized capital stock consists of 2,400,000,000 shares of common stock, $0.001 par value per share, of which 591,274,308 shares are issued and 574,977,840 shares are outstanding and 10,000,000 shares of preferred stock, $0.001 par value per share, of which no shares are issued and outstanding. The outstanding shares of common stock presented on the consolidated balance sheet exclude (i) 16,296,468 shares of restricted common stock, of which 14,796,468 are liability-classified and subject to service-based vesting conditions associated with unvested Class B Units granted to certain of our employees and service providers, as discussed in Note 9, Share-Based Compensation; and (ii) 37,239,000 shares of restricted stock units issued under ASC 718 that are compensatory and subject to service-based and performance-based vesting conditions.

In connection with the Corporate Conversion, all issued Class A Units and Class B Units automatically converted, on a 3-for-1 basis, into 483,049,312 and 100,638,450 shares of common stock, respectively. Concurrently, all issued Preferred Units automatically converted into 7,586,546 shares of common stock at a conversion price of $14.36 per share, which reflects a 31.6% discount to the initial offering price of $21.00 (the “Preferred Units Conversion”). Additionally, we accelerated the vesting of certain Class B Units that were held by certain service providers. The remaining shares of restricted common stock issued from Class B Units continue to be subject to the original service-based vesting provision.

Equity Transactions

For the period from January 10, 2025 (Inception) through September 30, 2025, we issued 359,261,550 Class A Units for cash contributions of $798. On August 2, 2025, the Company issued 4,500,000 Class A Units to an affiliate of the Company’s Co-Founder, President, and Chief Executive Officer in connection with a compensation arrangement. See Note 9, Share-Based Compensation for further discussion.

Additionally, for the period from January 10, 2025 (Inception) through September 30, 2025, we issued 104,716,350 Class B Units for cash contributions of $233. This total includes 12,128,850 Class B Units that were issued during April 2025 in connection with the conversion of an equivalent number of Class A Units, which were subsequently reissued to newly admitted Class B members. In June 2025, the Company repurchased 4,077,900 unvested Class B Units from a service provider following the termination of the service relationship. The units were repurchased at the original purchase price of $0.0022 per unit. In August 2025, the Company repurchased 11,250,000 Class B Units in aggregate from two former service providers following the termination of the service relationships. The units were repurchased by the Company at the original $0.0022. In September 2025, the Company donated the repurchased 11,250,000 Class B Units to Dechomai Asset Trust, an unrelated, third party, 501(c)(3) public nonprofit organization. On September 23, 2025, the Company modified the vesting conditions to accelerate vesting of 16,551,563 Class B Units, which were unvested Class B Units granted to certain employees and service providers, including certain executive officers. See Note 9, Share-Based Compensation for further discussion.

Preferred Unit Financing – Issuance

For the period from January 10, 2025 (Inception) through September 30, 2025, we issued and sold 322,654,500 Preferred Units for $107,552 in cash. For the three months ended September 30, 2025 and for the period from January 10, 2025 (Inception) through September 30, 2025, the Company incurred $7,049 of offering costs directly attributable to this issuance, which were recorded as a reduction to additional paid-in capital.

Preferred Unit Financing – Founder-granted Options

To incentivize the investors to participate in the Preferred Unit Financing, certain founders of the Company granted the investors on August 29, 2025, an aggregate total of 2,868,000 options to purchase Class A Units held by the founders, at a Company valuation of $5,000,000 until June 30, 2026 (the “Preferred Unit Investor Options”). The Company is not a party to these options and as such the options will not exist on the consolidated balance sheet. Consistent with Staff Accounting Bulletin (“SAB”) Topic 5T, because the options were granted by the Company’s founders to facilitate the Preferred Unit Financing, the Company recognized a capital contribution from the founders of $39,292, equal to the fair value of the options, with a corresponding reduction to issuance proceeds from investors.

Separately, to induce the conversion of the Series A Convertible Notes and Series B Convertible Note, certain founders granted the noteholders an aggregate total of 1,728,000 options to purchase Class A Units held by the founders with the same terms as the Preferred Unit Investor Options. The Company is not a party to these options and as such the options will not exist on the consolidated balance sheet. Consistent with SAB Topic 5T, because the options were granted by the Company’s founders to facilitate these voluntary conversions, the Company recognized a capital contribution from the founders of $23,674, equal to the fair value of the options, with a corresponding inducement expense recorded to other income (expense) in the consolidated statements of operations for the three months ended September 30, 2025 and for the period from January 10, 2025 (Inception) through September 30, 2025.

Preferred Unit Financing – Embedded Derivative

In connection with the Preferred Units, the Company bifurcated an embedded derivative related to the premium payable upon share-settlement triggered by an IPO. The bifurcated embedded derivative was measured at fair value using Level 3 inputs and was initially recorded at $31,990 on August 29, 2025. After reflecting the capital contribution described above and the bifurcated embedded derivative, the Preferred Units were initially recorded at $35,993, which is net of $277 of deferred offering costs.

Preferred Unit Financing – Conversion

Upon the Corporate Conversion on September 30, 2025, the Preferred Units automatically converted into common stock of the Company. As a result, the Company derecognized the Preferred Units and the embedded derivative as of September 30, 2025. Prior to derecognition, the Company accreted preferred dividends of $1,423 on Preferred Units and the Company also recognized a change in fair value of the bifurcated embedded derivative of $46,350, which was recorded as an expense within other income (expense) in the consolidated statements of operations.

The excess of the fair value of common stock over the carrying values of the Preferred Units and the embedded derivative is a reduction of income available to common stock within the computation of net income (loss) per share. Refer to Note 4, Net Loss Per Share.

The Preferred Units were classified as mezzanine equity during the period because redemption was outside the Company’s control. The Company has not separately presented the activity between August 29, 2025 (the issuance date) and September 30, 2025 (the conversion date) related to the classification of Preferred Units as mezzanine equity within the consolidated statements of stockholders’/members’ equity. Because the Preferred Units were not outstanding at either the beginning or end of any period presented, the Company determined that such presentation would not be meaningful to the users of these consolidated financial statements.

Convertible Notes Conversion

On August 29, 2025, in connection with the issuance of Preferred Units, the Seed Convertible Notes automatically converted into 30,572,796 Class A units pursuant to the original terms. On the same date, the holders of the Series A Convertible Notes and Series B Convertible Note elected to convert their convertible notes into 87,214,966 Class A units, pursuant to the original terms of the notes. The Company accounted for the conversions by derecognizing the carrying amounts of the respective notes and recognizing the issuance of Class A Units for the same amounts.

Governance and Voting Rights

Prior to the Corporate Conversion, the Company was governed by the Board of Managers (the “Pre-Conversion Board”) who was appointed and can be replaced by the affirmative vote of Class A members holding the Requisite Voting Threshold. Each Class A Unit was entitled to one vote. Pre-Conversion Board decisions required the unanimous consent of all managers. The Pre-Conversion Board had three managers, and Class A members could appoint up to three additional managers. The Pre-Conversion Board could not approve certain business decisions without the affirmative vote of Class A members holding the Requisite Voting Threshold. These decisions included raising external capital, issuing dividends, entering fundamental business transactions, and asset purchases above a specified threshold.

Subsequent to the Corporate Conversion, the Company is governed by the board of directors (the “Board”). In connection with the IPO, we entered into a director nomination agreement (the “Director Nomination Agreement”) which resulted in TMNN Manager LLC (“TMNN”) and Caddis Holdings LLC each designating one nominee to the board. The Melissa A. Neugebauer 2020 Trust has elected not to designate a director as of the date that these financial statements were available to be issued and has certified to the Company that it does not intend to do so for the foreseeable future. Our certificate of incorporation (“Charter”) provides that the number of directors on our Board shall be determined by a majority of our board of directors. Our Charter provides that our Board is divided into three classes as nearly equal in size as practicable, designated Class I, Class II and Class III, until the annual meeting of shareholders to be held in 2029, at which time, a phase-in of a declassified Board shall begin. The term of office of the initial Class I, Class II and Class III directors expires at the first, second and third regularly-scheduled annual meetings of the shareholders following September 30, 2025, respectively. Commencing with the annual meeting of shareholders to be held in 2029, directors succeeding those whose terms are then expired shall be elected to hold office for a term expiring at the annual meeting of shareholders held in the year following the year of their election. In addition, the Company established an audit committee and a compensation committee.

Holders of shares of our common stock are entitled to one vote for each share held of record on all matters on which shareholders are entitled to vote generally, including the election or removal of directors. The holders of our common stock do not have cumulative voting rights in the election of directors. Holders of our common stock are entitled to receive dividends when, as, and if declared by our Board out of funds legally available therefore, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock. The Company’s common stock is neither convertible nor redeemable.

4. Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares outstanding during the period. Diluted net loss per share reflects the potential dilution that would occur if securities or other contracts to issue shares were exercised, converted, or otherwise settled in shares, unless the effect would be anti-dilutive.

Net Loss Per Share Computation

	For the three months ended September 30, 2025	For the period from January 10, 2025 (Inception) through September 30, 2025
Net loss	$(346,812)	$(353,180)
Preferred Units dividends and accretion	(43,384)	(43,384)
Net loss - basic and diluted	(390,196)	(396,564)
Weighted average number of common shares outstanding - basic and diluted	466,493,415	416,237,306
Net loss per common share - basic and diluted	$(0.84)	$(0.95)

The computation of net loss per share for the three months ended September 30, 2025, and for the period from January 10, 2025 (Inception) through September 30, 2025, excludes 16,296,468 shares of restricted common stock, of which 14,796,468 are classified as a deposit liability, and 37,239,000 shares of restricted stock units, as the Company reported a net loss for both periods and the effect of all potentially dilutive securities outstanding as of September 30, 2025 would have been anti-dilutive.

5. Acquisitions

Firebird Acquisition

On July 29, 2025, the Company completed the acquisition of 100% of the membership interests in Firebird Equipment Holdco from MAD Energy Limited Partnership (the “Seller”) (the “Firebird Acquisition”). The acquisition consideration consisted of the $145,000 Series B Convertible Note, the $20,000 Promissory Note, and Net Profits Interest (“NPI”) granted to the Seller. The NPI entitles the Seller to 2.5% of net operating income from the first 1000 MW of installed dispatchable generation capacity at the Company’s data center campus, subject to a $100,000 cap on a net present value basis, measured as of May 9, 2025 and calculated using a 10.0% discount rate. Net operating income is defined as revenues received in connection with the generation capacity as well as the rents from the data center buildings served by such generation capacity, net of all operating, financing, and carrying costs relating to such generation capacity.

The Company determined that the Firebird Acquisition did not meet the definition of a business under ASC 805 and therefore accounted for the transaction as an asset acquisition. The consideration paid was measured at a total fair value of $137,000 on the acquisition date, which included the Series B Convertible Note valued at $117,000 and the Promissory Note of $20,000. The fair value of the Series B Convertible Note was estimated using an option pricing framework, incorporating assumptions for the Company’s fully operational value, probability of success, volatility, and probability and timing of potential exit events, and risk-free rate. The fair value of the Promissory Note is assumed to be par given the short term to maturity (December 1, 2025) and periodic principal repayments. The NPI is not a derivative and represents contingent consideration and will be recognized when the contingency is resolved and consideration becomes payable with a corresponding increase to the carrying value of the acquired assets. As of closing and as of September 30, 2025, no amount was recorded related to the NPI.

The net assets acquired as part of the Firebird Acquisition consists of an executed contract between Firebird Equipment Holdco and Siemens Energy AB (the “Siemens Contract”) for the supply of power equipment for a combined-cycle power plant, including six gas turbine generator units, six heat recovery steam generator units, and one steam turbine generator unit and certain accounts payable for invoices payable under the Siemens Contract. Under the Siemens Contract, the remaining payments for the equipment plus future storage costs was approximately $134,000, of which $16,943 is recorded within Accounts Payable while the remaining $117,057 is payable once Siemens Energy AB makes the equipment ready for delivery under the Siemens Contract.

The capitalized asset cost of $153,943 reflects the assumption of obligations totaling $16,943, which are recorded separately as liabilities. The capitalized asset cost of the asset acquisition is included in construction in progress within the consolidated balance sheet.

6. Property, Plant, and Equipment

As of September 30, 2025, property, plant and equipment consists exclusively of construction in progress related to ongoing development projects. The Company’s construction in progress activity during the period from January 10 (Inception) through September 30, 2025, is detailed below:

September 30, 2025
Construction in progress as of beginning of period	$-
Additions	$270,693
Construction in progress as of end of period	$270,693

Interest expense of $5,935 and $6,057 was capitalized to construction in progress during the three months ended September 30, 2025 and for the period from January 10, 2025 (Inception) through September 30, 2025, respectively, $138 of which is included within prepaid expenses and other assets on the consolidated balance sheet as of September 30, 2025.

400 MW Siemens 6x1 SGT-800 Combined Cycle System Purchase

Through the Firebird Acquisition, the Company acquired a Siemens 6x1 SGT-800 Combined Cycle System. The purchase price allocation related to the asset acquisition was allocated entirely to construction in progress, as further described in Note 5, Acquisitions. As of September 30, 2025, construction in progress included $153,943 related to the Siemens 6x1 SGT-800 Combined Cycle System, of which $137,000 related to the consideration transferred by the Company as part of the Firebird Acquisition and $16,943 relates to outstanding payables related outstanding storage and prolongation costs associated with the undelivered equipment.

180 MW GE 6B Purchase

On June 26, 2025, Fermi Equipment Holdco completed the acquisition of three pre-owned GE 6B frame class gas turbine generators and one associated used steam turbine, together with related ancillary systems and equipment, from Bayonne Plant Holding, L.L.C. for a total purchase price of $18,000 that is included within construction in progress in the consolidated balance sheet.

7. Debt, Net

The table below summarizes the Company’s debt as of September 30, 2025:

As of September 30, 2025
Debt – Promissory Note	$5,000
Debt – Macquarie Term Loan	148,986
Total debt	$153,986
Less: Unamortized debt issuance costs and discount	51,155
Total debt, net	$102,831

As of September 30, 2025, the annual principal maturities of outstanding debt obligations for each of the next five years is as follows:

Remainder of 2025	$5,000
2026	148,986
2027	-
2028	-
2029	-
2030	-
Thereafter	-
$153,986

In May 2025, we issued the Seed Convertible Notes for an aggregate principal amount of $26,124. The Seed Convertible Notes bore 15.0% simple interest, payable in-kind, and matured in five years. At any time at the holder’s election, the Seed Convertible Notes were convertible into Class A Units at a conversion price of $0.89 per unit. Upon the occurrence of certain qualified events – specifically, either (i) an equity financing transaction in which the Company raised at least $10,000 through the issuance of equity securities at a pre-money valuation of $1,000,000, or (ii) entered into binding agreements for hyperscaler datacenter development – the Seed Convertible Notes would automatically convert, at the holder’s election, into Class A Units or the class of equity securities issued upon the closing of such qualified event at a conversion price equal to the lowest price per unit that such equity securities were sold. Holders had voting rights on an as-converted basis. The Seed Convertible Notes were unsecured obligations and ranked equally in right of payment with each other and with all other unsecured debt of the Company, without any preference or priority among them. In connection with the Preferred Units issuance, all outstanding Seed Convertible Notes automatically converted into 30,572,796 Class A Units of Fermi LLC and, in connection with the Corporate Conversion, those Class A Units converted into shares of common stock (see Note 3, Stockholders’ Equity).

In June 2025, we issued the Series A Convertible Notes for an aggregate principal amount of $58,900. In July 2025, we issued additional Series A Convertible Notes for an aggregate principal amount of $16,600. The Series A Convertible Notes bore 15.0% simple interest, were payable in-kind, and matured in five years. At any time at the holder’s election, the Series A Convertible Notes were convertible into Class A Units at a conversion price of $1.33 per unit. Upon the occurrence of certain qualified events – specifically, either (i) an equity financing transaction in which the Company raised at least $150,000 through the issuance of equity securities at a pre-money valuation of at least $1,000,000, or (ii) entered into binding agreements for hyperscaler datacenter development – the Series A Convertible Notes would automatically convert, at the holder’s election, into Class A Units or the class of equity securities issued upon the closing of such qualified event at a conversion price equal to the lowest price per unit that such equity securities were sold. Holders had voting rights on an as-converted basis. The Series A Convertible Notes were secured by a first-priority security interest in certain turbines to be purchased by the Company and cash deposits and ranked senior to all unsecured indebtedness of the Company. In connection with the Preferred Units issuance, all holders elected to convert their Series A Convertible Notes into 58,437,945 Class A Units of Fermi LLC and, in connection with the Corporate Conversion, those Class A Units converted into shares of common stock (See Note 3, Stockholders’ Equity).

On July 29, 2025, in connection with the Company’s acquisition of Firebird Equipment Holdco, we issued the Series B Convertible Note for an aggregate principal amount of $145,000. The Series B Convertible Note bore 11% simple interest, was payable in-kind quarterly, and matured on January 31, 2026, unless earlier converted pursuant to its terms described herein. At any time at the holder’s election, the Series B Convertible Note was convertible into Class A Units at a conversion price equal to $3,000,000 divided by the Company’s fully diluted capitalization immediately prior to the conversion. Upon the occurrence of certain qualified events – specifically, either (i) an equity financing transaction in which the Company raised at least $150,000 through the issuance of equity securities at a pre-money valuation of at least $1,000,000, or (ii) entered into a binding agreement for hyperscaler data development – the Series B Convertible Note would automatically convert, at the holder’s election, into Class A Units or the class of equity securities issued upon the closing of such qualified event at a conversion price equal to the lowest price per unit at which such equity securities were sold. In the event of a change of control prior to the maturity date, the holder could elect to (i) receive a cash payment equal to 115.0% of the outstanding principal amount or (ii) convert the note into Class A Units at the conversion price, with any unconverted portion paid in cash equal to 15.0% of the principal amount. The holder had voting rights on an as-converted basis. The Series B Convertible Note was secured by a first-priority security interest in certain retained assets, including equipment to be purchased by the Company and ranked pari passu with all other Series B Convertible Note. The note was subordinated to up to $150,000 of senior bank debt incurred in connection with, or following the closing of, the Siemens Contract and ranked senior to all of our unsecured debt. In connection with the Preferred Units Financing, the holder elected to convert the Series B Convertible Note into 28,777,021 Class A Units of Fermi LLC and, in connection with the Corporate Conversion, those Class A Units converted into shares of common stock (see Note 3, Stockholders’ Equity). Upon issuance, the Company elected to account for the Series B Convertible Note using the fair value option and initially recognized the Series B Convertible Note at a fair value of $117,000. Prior to their conversion on August 29, 2025, the Series B Convertible Note were remeasured at a fair value of $178,000 and the change in fair value of $61,000 was recorded in other income (expense) within the consolidated statement of operations. The Company measured the fair value of the Series B Convertible Note using an option pricing framework using Level 3 inputs like the Company’s fully operational value, probability of success, volatility, and probability and timing of potential exit events.

On July 29, 2025, in connection with the Company’s acquisition of Firebird Equipment Holdco, we issued the Promissory Note for an aggregate principal amount of $20,000. The Promissory Note bears interest at a rate of 4.5% per annum, calculated on a simple interest basis, and matures on December 1, 2025. The Promissory Note is payable in monthly installments, with the first installment of $5,000 due and paid on July 29, 2025, and subsequent monthly installments of $2,500 each through December 2025. The Promissory Note is secured by a first-priority security interest in certain equipment and related assets, including rights under a contract for the supply of power generation equipment, and rank senior to all unsecured debt of the Company. The Promissory Note may be prepaid at any time without penalty. Upon the occurrence of an event of default, all outstanding principal and accrued interest becomes immediately due and payable. As of September 30, 2025, the Company had $5,000 in principal amount outstanding on the Promissory Note, which is recorded in debt, net in the Company’s consolidated balance sheet.

On August 29, 2025, we entered into a senior secured term loan agreement (the “Macquarie Term Loan”) with Macquarie. Pursuant to the Macquarie Term Loan, the Company received proceeds of $99,342, net of debt issuance costs, with an obligation to repay $148,986 upon maturity. The Macquarie Term Loan bears 1.0% interest, payable quarterly, and matures on August 29, 2026. Obligations under the Macquarie Term Loan are secured on a first-priority basis by equipment owned by the Company. The agreement allows both optional and lender-elected prepayments. Any repayment, whether scheduled, early, or due to acceleration, must include a premium that ensures lenders receive at least 1.50 times their original investment. Prepayments may be required at the lender’s election under certain circumstances, including after an IPO, which must be repaid within 150 days of completion. Prepayment may also be required if the Company makes certain asset sales or incurs debt that is not permitted under the agreement. If the Company defaults, the outstanding amounts accrue interest at a rate equal to the regular interest rate plus an additional 1.5% per month. As of September 30, 2025, the carrying value of the Macquarie Term Loan was $97,831, net of unamortized debt issuance costs.

In addition, the Macquarie Term Loan contains customary events of default that entitle the lenders to cause any indebtedness under the Macquarie Term Loan to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the Macquarie Term Loan. Under the Macquarie Term Loan, an event of default will occur if, among other things, the Company fails to make payments under the Macquarie Term Loan, the Company breaches any of the covenants under the Macquarie Term Loan, subject to specified cure periods with respect to certain breaches, the lenders determine that a material adverse change has occurred, or the Company or the Company’s assets become subject to certain legal proceedings, such as bankruptcy proceedings. Upon the occurrence and for the duration of an event of default, an additional default interest rate, equal to 1.0% per annum will apply to all obligations owed under the Macquarie Term Loan. The prepayment upon default and other potential additional interest provisions under the Macquarie Term Loan were determined to be an embedded derivative that was required to be bifurcated from the loan under ASC 815. Accordingly, a liability related to the embedded derivative was initially recognized, with a corresponding discount on the Macquarie Term Loan. The discount is subsequently amortized to interest expense over the term of the loan. The fair value of the bifurcated embedded derivative is determined as the difference in the values of the Macquarie Term Loan with and without the embedded derivative which are estimated using a discounted cash flow model based on Level 3 inputs including the discount rate, calibration discount, and the probability and estimated timing of an IPO. At the inception of the Macquarie Term Loan, the fair value of the embedded derivative was determined to be $5,500. The embedded derivative instrument was remeasured at fair value as of September 30, 2025, with the change in fair value reported in other income (expense) in the consolidated statements of operations. During the three months ended September 30, 2025, and the period from January 10 (Inception) to September 30, 2025, the Company recognized a $4,240 loss in other income (expense) related to the change in fair value of the embedded derivative instrument. The Company reclassified the embedded derivative within the Macquarie Term Loan to other liabilities on September 30, 2025, as the instrument no longer met the definition of an embedded derivative under ASC 815. The fair value of the other liability as of September 30, 2025, was $9,740 and is included in other liabilities in the accompanying consolidated balance sheets. The fair value of the Macquarie Term Loan was $141,430 as of September 30, 2025.

For the three months ended September 30, 2025, and the period from January 10, 2025 (Inception) through September 30, 2025, we recognized interest income of $12 and interest expense of $669, respectively. All interest expense incurred during the three months ended September 30, 2025, was capitalized to construction in progress and, as a result, no interest expense was recognized in the consolidated statements of operations.

The accrued and unpaid interest is capitalized into the outstanding principal balance of the Promissory Note each quarter, and interest will not accrue on any capitalized interest amounts. The Promissory Note and the Macquarie Term Loan have effective interest rates of 4.5% and 48.9%, respectively. As of September 30, 2025, accrued interest related to the Promissory Note and Macquarie Term Loan totaled $4,146 and is reflected in debt, net in the consolidated balance sheet. All accrued interest on the Seed, Series A, and Series B Convertible Notes converted into Class A Units of Fermi LLC in connection with the Preferred Unit Financing, and, in connection with the Corporate Conversion, those Class A Units converted into 117,787,762 shares of common stock. See Note 3, Stockholders’ Equity for further detail.

As of September 30, 2025, the Company was in compliance with all material covenants under its debt agreements.

8. Leases

On May 14, 2025, the Company entered into a 99-year ground lease (“TTU Lease”) with Texas Tech University (“TTU”) for 5,769 acres of land in Amarillo, Texas, intended for the development of Project Matador. Lease commencement was contingent upon satisfaction of certain conditions precedent, including the provision of a term sheet to TTU for an approved subtenant for a data center meeting specified size and power requirements. The original lease term is 99 years with no options to renew or extend.

On August 11, 2025, the Company and the Texas Tech University System (“TTUS”) executed a first amendment to the TTU Lease (“First Amendment to the TTU Lease”). This amendment memorialized the satisfaction or waiver of certain conditions precedent under the original lease and provided that the lease commencement date would occur upon execution of a term sheet with a hyperscaler tenant related to the first data center to be constructed. The amendment also (i) reduced the Project Matador Site from approximately 5,769 acres to approximately 4,523 acres, (ii) acknowledged an additional 713-acre tract that will be added to the leased premises upon transfer from a federal agency to TTUS, and (iii) designated TTUS as the sole landlord, replacing TTU.

In September 2025, the Company satisfied the remaining commencement conditions and triggered lease commencement for the 4,523 acres of Project Matador Site under the terms of the First Amendment to the TTU Lease, as evidenced by the execution and delivery of a notice of commencement and the recording of the memorandum of lease following the execution and delivery of the Phase One Term Sheet. The lease term for the additional 713-acre tract had not yet commenced as of September 30, 2025.

At lease commencement, the Company recognized an operating lease right-of-use (“ROU”) asset and corresponding lease liability representing only that portion of the lease that had commenced. The ROU asset and lease liability were measured at the present value of future lease payments, discounted using the Company’s incremental borrowing rate of 16.1%. As of September 30, 2025, the ROU asset and lease liability totaled $24,644 and $22,610, respectively. Total lease-related payments made to TTUS prior to commencement were approximately $1,750, of which $1,512 was applied to the 4,523-acre portion of the lease and reclassified from prepaid expenses to the ROU asset at commencement. The remaining $238, associated with the 713-acre parcel lease that has not yet commenced, is recorded in prepaid expenses and other assets within the consolidated balance sheet and will be reclassified to the ROU asset when that parcel’s lease term commences.

The Company is obligated to pay annual base rent of $1,200 in the first year, escalating annually during the initial five years as specified in the lease agreement, with a fixed 3.0% annual escalator thereafter. During the years when the Company subleases data centers to its subtenants, the Company will be required to pay variable lease payments based on (i) up to 1.0% of the appraised value of leased data center space in that year (up to $3,000,000 in total assessed value) and 0.5% on additional appraised value above $3,000,000, to the extent greater than the base annual rent, and (ii) a percentage of gross revenues from the sale of power (1.0% of gross revenues) and water (25.0% of gross revenues) to its subtenants. As of September 30, 2025, no variable lease payments have been made.

The Company will also provide certain additional benefits to the Texas Tech University System (“TTUS”), including: (i) within one year following substantial completion of a data center meeting specified size and power requirements, the subleases of (a) up to 15 acres of land, at no cost to TTUS, for the construction of a TTUS research campus, at the cost of TTUS, and (b) a parcel of land on which the Company will construct a standalone 10,000 square foot data center for TTUS’s use, at no cost to TTUS, (ii) beginning in the first year when lease payments are received from its subtenants, the establishment and funding of the TTUS Excellence Fund at $1,000 annual contribution plus one-time donation tied to subleased data center square footage, and (iii) the establishment and funding of a sinking fund upon commencement of variable rent payments, initially funded at $10,000 per annum, increasing annually by 3.0%, with the annual contribution increasing by an additional $9,000 upon construction of a nuclear facility at Project Matador. With respect to the construction of the data center that the Company will sublease to TTUS upon completion, the Company has concluded that the arrangement is not currently within the scope of build-to-suit accounting under ASC 842, as TTUS does not control the use of the underlying asset during the construction period. The Company will continue to monitor the terms of the arrangement and reassess this conclusion if TTUS’s rights or involvement in the construction activities change prior to lease commencement.

Operating lease costs were $514 for the three months ended September 30, 2025 and the period from January 10, 2025 (Inception) through September 30, 2025.

For the three months ended September 30, 2025 and the period from January 10, 2025 (Inception) through September 30, 2025, cash paid for amounts included in the measurement of lease liabilities was $1,037.

Information relating to the lease term and discount rate for operating leases as of September 30, 2025, were as follows:

September 30, 2025
Weighted-average remaining lease term (in years):
Operating leases	99
Weighted-average discount rate:
Operating leases	16.1%

The future minimum lease payments included in the measurement of the Company’s operating lease liabilities as of September 30, 2025, were as follows:

Years Ending December 31,	Future Minimum Payments
Remainder of 2025	$-
2026	432
2027	4,427
2028	2,268
2029	3,684
2030	4,031
Thereafter	1,650,360
Total undiscounted lease payments	1,665,202
Less: imputed interest	(1,642,592)
Present value of lease liabilities	$22,610

9. Share-Based Compensation

Class B Units

In April 2025, the Company sold 63,382,500 non-voting Class B Units to service providers for $0.0022 per unit, which vest 25% at issuance and the remaining 75% vest in equal monthly installments over five years, contingent on de facto continued service through a Company right to repurchase unvested shares at the original purchase price of $0.0022 per unit. The Company classified vested Class B Unit awards as equity. Unvested Class B units were considered compensatory when purchased by service providers as they have vesting requirements. As these unvested Class B Unit purchases also have economics similar to “early exercises” of stock options, cash proceeds received for unvested Class B Units issued to service providers were initially recorded as a deposit liability and are reclassified to equity as vesting occurs. As of September 30, 2025, there were 16,296,468 restricted shares of common stock, of which 14,796,468 were issued to service providers. The related deposit liability of $33 is presented within accounts payable and accrued liabilities on the consolidated balance sheet.

The fair value of Class B Units issued was determined to be $0.0022 per unit based on contemporaneous sales to passive investors and an independent third-party valuation using an income approach. The Company concluded that there was no material compensation element associated with the issuance of Class B Units to service providers. Therefore, no share-based compensation expense was recognized related to the April 2025 issuance of Class B Units in the period from January 10, 2025 (Inception) through September 30, 2025. As of September 30, 2025, there was no unrecognized compensation expense recognized in relation to the issuance of Class B Units.

In June 2025, the Company repurchased 4,077,900 unvested Class B Units from a service provider following the termination of the service relationship. The units were repurchased at the original $0.0022 per unit purchase price and accounted for as a forfeiture under ASC 718, resulting in a repayment and reversal of the related deposit liability to the service provider. The forfeited units were subsequently converted into Class A Units. Two existing Class A members, who are considered service providers and related parties, purchased the Class A Units at $0.0022 per unit despite the Class A Units having a higher estimated fair value on the transaction date. The Company recognized $3,616 of compensation expense in June of 2025. The expense represents the difference between the then-current fair value and the purchase price in accordance with ASC 718 and was recorded within general and administrative expense on the consolidated statements of operations for the period from January 10, 2025 (Inception) through September 30, 2025. As of September 30, 2025, there was no unrecognized compensation expense recognized in relation to the issuance of Class A Units.

On August 15, 2025, the Company repurchased 11,250,000 Class B Units in aggregate from two former service providers following the termination of the service relationships. The units were repurchased by the Company at the original $0.0022 per unit purchase price for aggregate cash consideration of $25 and represented 100% of the Class B Units previously issued to those service providers.

The repurchase included both vested and unvested Class B Units. The Company has determined that the repurchase of the 2,812,500 Class B Units that were immediately vested at issuance should be accounted for as a treasury shares repurchase at its original price and therefore, no gain or loss should be recognized. Additionally, the repurchase of the 562,500 incrementally vested Class B Units represents a claw back and was recorded as treasury shares at fair value of $4.21 per unit, with no contingent gain recorded, as share-based compensation expense was deemed immaterial and no expense had been recognized. The repurchase of the remaining 7,875,000 unvested Class B Units represented an in-substance forfeiture under ASC 718 and was recorded as a decrease to the related deposit liability and a decrease to cash and cash equivalents for $18, with no expense reversal due to the immaterial compensation cost.

On September 18, 2025, the Company donated 11,250,000 Class B Units to Dechomai Asset Trust, an unrelated, third party, 501(c)(3) public nonprofit organization. This donation was effected through an Assignment of Interests agreement, pursuant to which, the Company transferred its full right, title and interest in the units to the charitable organization free and clear of any liens or encumbrances. The donation represented a non-cash expense of $173,784 measured using the estimated fair value of the shares at the date of issuance.

On September 23, 2025, the Company’s Board approved modifications to accelerate the vesting conditions for 16,551,563 unvested Class B Units previously granted to certain service providers.

The Company had reserved 1,500,000 Class B Units in the form of an equity pool to be granted to non-executive employees and service providers outside the 2025 Incentive Plan (as defined below). The Company’s CEO served as the administrator of the equity pool and had the authority to issue awards representing 75,000 Class B Units in any single award on terms and conditions set in his sole discretion (collectively, the “Employee Compensatory Class B Grants”). No awards were issued in relation to the equity pool prior to the Corporate Conversion.

On September 30, 2025, in connection with the Corporate Conversion, all issued Class B Units automatically converted, on a 3-for-1 basis, into 100,638,450 shares of common stock. As of September 30, 2025, 85,841,982 shares of common stock issued upon the conversion of Class B Units are considered outstanding, including the units whose vesting conditions were modified on September 23, 2025.

TMNN Class A Units

On August 2, 2025, the Company granted 4,500,000 Class A Units to TMNN, an affiliate of Toby Neugebauer, the Company’s Co-Founder, President and Chief Executive Officer (the “TMNN Class A Units”). Each TMNN Class A Unit had a grant-date fair value of $4.09 per unit, equal to the fair value of the Company’s Class A Units as of August 2, 2025. The award was immediately vested upon grant. Accordingly, the Company recognized the entire compensation expense on the grant date, totaling $18,405, which is included within general and administrative expenses within the consolidated statements of operations for the three months ended September 30, 2025 and the period from January 10, 2025 (Inception) through September 30, 2025. In connection with the Corporate Conversion, the TMNN Class A Units converted into issued and outstanding shares of common stock.

Neugebauer Compensatory Anti-Dilution Grant

On August 2, 2025, Mr. Neugebauer received a compensatory anti-dilution grant of 7,500,000 REUs for Class A Units (the “Neugebauer Compensatory Anti-Dilution Grant”). Each restricted equity unit under the Neugebauer Compensatory Anti-Dilution Grant had a grant date fair value of $3.93 per unit as of August 2, 2025. The Neugebauer Compensatory Anti-Dilution Units will cliff vest (100%) on January 1, 2028, provided that Mr. Neugebauer is a service provider to the Company on such date. The Company recognizes compensation expense on a straight-line basis over the requisite service period from the grant date, August 2, 2025, through January 1, 2028. In connection with the Corporate Conversion, the Neugebauer Compensatory Anti-Dilution Units converted into shares of restricted stock units.

Uzman Restricted Class A Units

On August 2, 2025, the Company granted an aggregate of 1,500,000 restricted Class A Units, consisting of 750,000 restricted Class A Units to Mesut Uzman, the Company’s Chief Nuclear Construction Officer, and 750,000 restricted Class A Units to Sezin Uzman, an employee of the Company (the “Uzman Restricted Class A Units”). Each Uzman Restricted Class A Unit has a grant date fair value of $3.93 per unit, equal to the fair value of the Company’s Class A Units as of August 2, 2025. Each grant of Uzman Restricted Class A Units consisted of (i) 600,000 time-based awards and (ii) 900,000 performance-based awards. The Uzman Restricted Class A Units are subject to a vesting schedule whereby (i) for the time-based awards, 20% will vest (rounded down for any fractional equity interests) on the first, second, third, fourth and fifth anniversary of the date of grant, provided that the grantee is a service provider to the Company on each such date and (ii) for the performance based awards, (A) 50% will vest on the date that the Company’s first nuclear reactor is built and fully operational, as determined by the Company in its sole discretion and (B) 50% will vest on the effective date of the first contract by and between the Company and its first customer for nuclear reactor power. Additionally, the Company previously held the right to repurchase vested Class A Units upon the termination of services by the Uzmans; however, this repurchase right expired upon the Company’s IPO. In connection with the Corporate Conversion, the Uzman Restricted Class A Units converted into shares of restricted common stock.

Compensation expense is expected to be recognized on a straight-line basis over the requisite service period of 5 years and extends from the grant date, August 2, 2025, through August 2, 2030. The requisite service period for each tranche of the performance-based unit awards will be from the grant date, August 2, 2025, to the date each performance condition is expected to be achieved. As of September 30, 2025, the Company concluded that the performance conditions did not meet the threshold for recognition under applicable accounting guidance. The Company will continue to monitor progress and reassess these conditions at each reporting period and will record a cumulative catch-up adjustment in the period the threshold for recognition is met.

Senior Management Restricted Class A Units

On August 2, 2025 and September 28, 2025, the Company granted 18,900,000 and 2,250,000 REUs, respectively, to certain senior management members (the “Senior Management Restricted Class A Units”).

Prior to the modification (discussed below), the Senior Management Restricted Class A Units were subject to performance-based vesting conditions, subject to continued services, whereby (i) One-third of the total awards would vest upon the occurrence of an IPO or a change in control event, (ii) one-third of the total awards would vest on the date the Company signs its first tenant lease agreement, as determined by the Board, and (iii) one-third of the total awards would vest on the date the Company achieves at least 1 gigawatt of power available for delivery to the substation for Project Matador, as determined by the Board.

On September 28, 2025 the Company and grantees of the Senior Management Restricted Class A Units agreed to modify the original vesting conditions. The awards were modified such that they are subject to a vesting schedule whereby (i) one-third of the total awards would vest six months after an IPO (“Tranche 1”), (ii) one-third of the total awards would vest one year after an IPO (“Tranche 2”), and (iii) one-third of the total awards would vest two years after an IPO (“Tranche 3”). This resulted in a Type IV Modification (improbable-to-improbable) as none of the performance conditions were probable of being met prior to and after the modification. As a result, the Company will use the modification date fair value as the new basis to prospectively recognize compensation expense over the requisite service period, starting on September 30, 2025 (the date on which the performance condition was met). In connection with the Corporate Conversion, the Senior Management Restricted Class A Units converted into shares of restricted stock units.

The fair value of the Senior Management Restricted Class A Units was determined to be $21.00 per unit as of the modification date. The requisite service period for each tranche of the Senior Management Restricted Class A Units extends from the modification date, September 28, 2025, through the six-month, twelve-month and eighteen-month anniversary of the IPO, respectively. In connection with the achievement of the performance condition, the Company recognized a cumulative catch-up adjustment of $2,853.

Management Restricted Class B Units

On August 2, 2025, and September 28, 2025, the Company granted 8,565,000 and 24,000 REUs for Class B Units to certain management members (the “Management Restricted Class B Units”). Each Management Restricted Class B Unit had a grant date fair value of $3.93 per unit, equal to the fair value of the Company’s Class B Units as of August 2, 2025. The Management Restricted Class B Units were subject to a vesting schedule whereby forty percent (40%) vested solely based on service conditions (the “Management Time Restricted Class B Units”): (i) 13.33% of the total awards would vest on the first anniversary of the date of grant, (ii) 13.33% of the total awards would vest on the second anniversary of the date of grant, (iii) 13.34% of the total awards will vest on the third anniversary of the date of grant.

The remaining sixty percent (60%) vested upon the achievement of specified market and performance conditions. Specifically, 20% vested upon the occurrence of an IPO, subject to continued service; 20% vested upon the later of the Company achieving a $30,000,000 valuation or the occurrence of an IPO or change in control, subject to continued service; and 20% vested upon the later of the Company achieving a $50,000,000 valuation or the occurrence of an IPO or change in control, subject to continued service.

On September 28, 2025, the Company modified the original vesting conditions of the Management Restricted Class B Units subject to market and performance conditions (the “Modified Management Restricted Class B Units”), while the Management Time Restricted Class B Units were not modified. The modified awards are subject to a vesting schedule whereby (i) 24% of the total awards will vest 6 months from the completion of an IPO, (ii) 18% of the total awards will vest twelve months from the completion of an IPO and (iii) 18% of the total awards will vest eighteen months from the completion of an IPO. The modification also resulted in a Type IV Modification (improbable-to-improbable) as none of the performance conditions were probable of being met prior to and after the modification. As a result of the Type IV modification, the Company will use the modification date fair value as the new basis to prospectively recognize compensation expense starting on September 30, 2025 (the date on which the performance condition was met) over the requisite service period. In connection with the Corporate Conversion, the Management Restricted Class B Units converted into shares of restricted stock units.

The fair value of the Modified Management Restricted Class B Units was determined to be $21.00 per unit. The requisite service period for each tranche of the Modified Management Restricted Class B Units extends from the modification date, September 28, 2025, through the six-month, twelve-month and eighteen-month anniversary of the IPO, respectively. In connection with the achievement of the performance condition, the Company recognized a cumulative catch-up adjustment of $786.

2025 Incentive Plan

On September 30, 2025, the 2025 Incentive Plan for employees, contractors and non-employee directors was approved by the Company’s board of directors and adopted by the Company. The purpose of the Fermi Inc. 2025 Long-Term Incentive Plan (the “2025 Incentive Plan”) is to provide an incentive for employees, directors and certain consultants and advisors of the Company or its subsidiaries to remain in the service of the Company or its subsidiaries, to extend to them the opportunity to acquire a proprietary interest in the Company so that they will apply their best efforts for the benefit of the Company, and to aid the Company in attracting able persons to enter the service of the Company and its subsidiaries. The 2025 Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, performance awards, restricted stock awards and other cash and equity-based awards.

Unless sooner terminated by the Company’s board of directors, the 2025 Incentive Plan will terminate and expire on its tenth anniversary. No award may be made under the 2025 Incentive Plan after its expiration date, but awards made prior thereto may extend beyond that date. 69,073,650 shares of common stock were reserved for future issuance under our 2025 Long-Term Incentive Plan.

For the three months ended September 30, 2025, and for the period from January 10, 2025 (Inception) through September 30, 2025, the Company has recognized $24,814 and $28,430, respectively, in compensation expense which is included within general and administrative expenses within the consolidated statements of operations. As of September 30, 2025, total unrecognized compensation expense related to unvested awards was $591,423, which is expected to be recognized over the respective tranche requisite service period. The unrecognized compensation expense of $3,534 for the Uzman Restricted Class A Units with performance conditions will be recognized when the performance conditions meet the thresholds under applicable accounting guidance over the vesting term, calculated as the period from the date the performance conditions meet the thresholds and the expected achievement date of the milestones.

The following table summarizes the share-based compensation activity:

For the period from Inception (January 10), 2025 through September 30, 2025	Service-based Awards	Weight-Average Grant Date FV (Service)	Performance- based Awards	Weight-Average Grant Date FV (Performance)
Granted / Sold	63,572,475	$1.01	27,203,400	$20.44
Modified to accelerate vesting	(16,551,563)	$0.00	-	$-
Repurchase/Forfeited	(11,952,900)	$0.00	-	$-
Vested	(8,735,944)	$2.11	-	$-
Unvested at September 30, 2025	26,332,068	$1.73	27,203,400	$20.44
Vested at September 30, 2025	25,287,507	$0.73	-	$-

10. Commitments and Contingencies

Commitments

As of September 30, 2025, we had purchase commitments of approximately $134,000 related to the Siemens Contract. Under the Siemens Contract, we are obligated for remaining contractual payments and related shipping costs pursuant to contract milestones. See Note 5, Acquisitions, for a description of the Firebird Acquisition and the Siemens Contract.

As of September 30, 2025, the Company had various fixed and variable lease payment obligations associated with the TTU Lease. Refer to Note 8, Leases, for additional information.

Contingencies

In the ordinary course of business, we may become party to various legal actions that are routine in nature and incidental to the operation of the business. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred, and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of September 30, 2025, we are not aware of any matters that are expected to have a material adverse effect on our business, financial position, results of operations, or cash flows, and therefore we have not accrued any material losses related to such matters.

As part of the Firebird Acquisition, the Company also assumed the obligation to pay NPI to the Seller. Under the NPI, the Company is liable to pay a portion of 2.5% of net operating income from the first 1000 MW of installed dispatchable generation capacity at the Company’s data center campus. See Note 5, Acquisitions, for more information.

11. Subsequent Events

Initial Public Offering

On October 2, 2025, in connection with the IPO, the Company received net proceeds of $648,400 after deducting the underwriting discounts, and commissions and before deducting deferred offering costs of $14,268. On October 2, 2025, concurrently with the closing of the IPO, the underwriters exercised their over-allotment option and purchased from the Company an additional 4,875,000 shares of common stock at the IPO price, which resulted in net proceeds to the Company of $97,256 after deducting the underwriting discounts and commissions.

Mobile Power Solutions Long-term Capital Lease Agreement

On October 22, 2025, Fermi entered into a Master Lease Agreement (the “MPS Agreement”) with Mobile Power Solutions LLC (“MPS”) for the lease of seven GE TM2500 Gen 4 mobile power generation units with an aggregate base net present value of approximately $148,000. The MPS Agreement expands the Company’s natural gas platform, a key component of Project Matador’s initial 500 MW of generation capacity, and will provide flexible, dispatchable power as the project integrates multiple energy sources. The arrangement includes a $10,000 initial lease prepayment, monthly base rent payments extending through 2045, and the issuance of 1,190,476 shares of Fermi common stock as partial consideration. The TM2500 units, totaling approximately 135 MW under our expected site conditions, are scheduled for delivery in the fourth quarter of 2025 and are expected to enter commercial operation in early 2026. The MPS Agreement does not provide for termination rights for convenience; however, in the event of early termination or default, the Company would remain obligated for substantially all remaining lease payments based on the cumulative net present value schedule under the agreement.

Prospective Tenant Advance in Aid of Construction Agreement

On November 4, 2025, the Company executed a $150 million Advance in Aid of Construction (“AIAC”) Agreement with its first prospective tenant at Project Matador. The AIAC establishes a cost reimbursement framework under which the tenant will fund a portion of shared infrastructure and utility systems in advance of occupancy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides a detailed analysis of our financial condition, results of operations, liquidity, and capital resources. Investors should read this section alongside our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes included in our prospectus, dated September 30, 2025 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on September 30, 2025. This analysis includes forward-looking statements, which are subject to various risks and uncertainties. Actual results may differ from projections due to factors beyond our control, as detailed under Part II, Item 1A “Risk Factors.” “Fermi”, “we”, “us”, “our” and “the Company” (i) for periods prior to the Corporate Conversion, refer to Fermi LLC, and, where appropriate, its consolidated subsidiaries and (ii) for periods after the Corporate Conversion, refer to Fermi Inc., and, where appropriate, its consolidated subsidiaries. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

Fermi’s mission is to power the artificial intelligence needs of tomorrow. We are an advanced energy and hyperscaler development company purpose-built for the AI era. Our mission is to deliver up to 11 GW of low-carbon, HyperRedundant™, and on-demand power directly to the world’s most compute-intensive businesses with 1.1 GW of power projected to be online by the end of 2026. We have secured a 99-year ground lease (“TTU Lease”) with Texas Tech University (“TTU”) for 5,236 acres of land in Amarillo, Texas, where we plan to develop the Advanced Energy and Intelligence Campus (“Project Matador”), which is large enough to simultaneously house the next three largest data center campuses by square footage currently in existence. In a world in which power is considered a key currency for AI innovation, we believe that Fermi has a unique combination of important advantages that will help propel America’s AI economy forward. Fermi offers investors an opportunity to invest in AI growth and grid-independent energy infrastructure through a tax-efficient public REIT structure.

At the heart of our vision is Project Matador, which is a multi-gigawatt energy and data center development campus designed to support the accelerating needs of to be built AI infrastructure. Situated on a 5,236-acre site in Amarillo, Texas, Project Matador is secured by Fermi pursuant to the TTU Lease on land owned by the Texas Tech University System (“TTUS”), which we believe will provide long-term site control and potential efficiencies through a partnership with a public university. We believe our HyperRedundant™ site is strategically located adjacent to one of the largest known natural gas fields in the United States that is (i) within a high-radiance solar corridor, (ii) well-positioned for advanced nuclear development and (iii) supportive of multiple energy pathways including immediate natural gas power development. While Fermi’s mission is to expand beyond natural gas-fired generation, we believe our ready access to large volumes of natural gas from adjacent pipeline infrastructure could enable us to scale up to 11 GW of natural gas-fired base load power generation over time. We are currently in discussions with midstream and natural gas providers to enable us to supply up to 11GW of gas-fired power, continuing to pursue our nuclear, solar and other development plans. If we are successful in securing gas supplies sufficient to power 11GW of natural gas power, it would provide us the optionality to increase the total size of the project naturally, though we can provide no assurance in that regard. Beyond natural gas-fired generation, our COL Application for 4 GW of nuclear power has undergone a preliminary review and has been accepted for processing by the NRC, which reinforces Project Matador’s readiness for low-carbon baseload generation. With existing water, fiber, and natural gas infrastructure readily accessible, we believe Fermi is uniquely-positioned to deploy an integrated mix of natural gas, nuclear and solar energy power to enable grid-independent, high-density computing power on the Project Matador Site. Through a combination of natural gas turbine purchases, a focus on procuring other long lead-time equipment, and negotiations with SPS, we expect to secure approximately 1.1 GW of power for our operations by the end of 2026 (including 200 MW from our expected contractual arrangement with SPS). We believe this rapid power delivery timeline is a critical differentiator that will allow Fermi to attract tenants that require near term access to large-scale, reliable energy to power their AI data center compute needs. Project Matador is in close proximity to the Pantex Plant, the nation’s primary nuclear weapons center employing approximately 4,600 skilled nuclear professionals. Our proximity to the Pantex Plant offers us the opportunity to access a highly experienced workforce steeped in nuclear safety culture and expertise. We believe this proximity to critical United States nuclear and security infrastructure will be highly attractive to our prospective tenants. With key regulatory approvals in progress, growing stakeholder relationships and energy infrastructure readiness, we believe that Project Matador represents unmatched, sector-defining potential to deliver up to 11 GW of power to on-site compute centers by 2038 through a redundant and flexible mix of natural gas, nuclear and solar energy power. Project Matador is expected to be anchored by what we believe would become the nation’s second-largest nuclear generation complex that will house up to four Westinghouse Reactors. Through our REIT structure, Fermi offers investors exposure to AI infrastructure growth and long-term, large-scale and reliable energy development in a tax-efficient public vehicle.

Trends and Other Factors Impacting Our Performance

The growth and future success of our business depends on many factors. While these factors present significant opportunities for our business, they also pose risks and challenges, including those discussed below and described in Part II, Item 1A “Risk Factors,” that we must successfully address to achieve growth, improve our results of operations, and generate profits.

AI-Driven Demand for Compute and Energy Infrastructure

The rapid adoption and advancement of generative artificial intelligence, high-performance computing, and cloud infrastructure have created unprecedented demand for compute power and associated energy infrastructure. Our ability to attract and retain large-scale AI tenants will depend on our ability to deliver reliable, scalable, and low-latency power directly to data center environments. A decline or slowdown in AI infrastructure deployment, shifts in customer architecture preferences, or market saturation could adversely impact demand for our solutions.

Energy as a Constraint to Digital Expansion

Grid congestion, transmission delays, and utility interconnection bottlenecks have emerged as major constraints on the expansion of hyperscale infrastructure in the U.S. Our model—which delivers behind-the-meter, compute-adjacent power—responds directly to this macro constraint. As traditional grid-tied campuses experience years-long permitting delays, Fermi offers tenants the opportunity to decouple from these risks and achieve accelerated deployment schedules. Nevertheless, the successful deployment of additional nuclear power generation capacity at scale is a long-term endeavor that will be costly and is subject to a number of risks, including political changes, supply chain delays, cost overruns, capital constraints, and other risks that are described more fully described in Part II, Item 1A “Risk Factors.”

Nuclear Re-Emergence as Strategic Infrastructure

Amid global efforts to decarbonize and reduce dependence on fossil fuels, nuclear power is being re-evaluated as a critical component of energy security and resilience. We believe we are at the forefront of this shift. Favorable federal support, investor appetite, and policy alignment are accelerating licensing efforts and enabling public-private partnerships for nuclear innovation. Our successful filing of a COL Application for Westinghouse Reactors positions Fermi to capitalize on this trend in the next cycle of U.S. nuclear development. While the current environment for nuclear power in the U.S. and Texas is currently favorable, we can provide no assurance it will continue.

Sovereign Cloud and AI Nationalization

Foreign governments and large enterprises are increasingly seeking full-stack control over their digital infrastructure—from chip to cloud to energy. This shift toward “sovereign compute” and secure, onshore data environments creates new demand for purpose-built campuses like Project Matador. Our site structure, secure energy delivery, and onshore control model are well-aligned with this emerging preference for high-security, mission-critical infrastructure.

Power Generation and Energy Sourcing Strategy

Our behind-the-meter generation strategy relies on a diversified mix of gas, nuclear, and solar energy, with grid connectivity designed to scale selectively as the campus grows.  As our development plans move forward, we are retaining the optionality to modify our power mix, including upsizing our gas supply infrastructure to increase our ability to develop additional gas-fired generation. We are currently in discussions to increase our natural gas supply and related infrastructure sufficient to power up to 11GW of natural gas-fired generation while continuing to pursue our nuclear, solar and other development plans. The timely delivery and commissioning of these systems is critical to supporting tenant workloads and achieving planned uptime and redundancy levels. Any underperformance of natural gas assets, delays in nuclear buildout, or variability in solar generation could reduce the availability or reliability of power delivery, impacting tenant satisfaction and lease revenue.

Furthermore, our access to natural gas is enabled by proximity to major reserves and pipeline infrastructure. Supply disruptions, price volatility, or shifts in regulatory treatment of fossil fuel generation could affect both cost and availability of fuel for gas-fired systems.

Technological Change and Industry Evolution

The AI and energy infrastructure sectors are characterized by rapid technological evolution. Advances in chip design, cooling methods, power conversion, or energy storage may influence tenant expectations and infrastructure compatibility. Our long-term success depends on our ability to anticipate and integrate emerging technologies into our platform and adapt our energy delivery models accordingly.

Failure to remain aligned with tenant technology requirements or to offer competitive energy efficiency, latency, or power density could diminish our value proposition.

Environmental and Community Factors

Although the Project Matador Site benefits from strong local support, public perception and environmental stewardship remain critical to long-term viability. Any material change in local sentiment, stakeholder opposition, or perceived environmental risk could lead to reputational damage or permitting disruption. We must manage water use, emissions, noise, and land disturbance in accordance with both regulatory and community expectations.

Additionally, extreme weather, drought, or other climate-related events could affect site operations and infrastructure resilience—particularly in the context of water rights and cooling systems.

Regulatory Approvals and Permitting Processes

Our operations are subject to extensive federal, state, and local regulation—including nuclear licensing by the NRC, air and water permitting by the Texas Commission on Environmental Quality (“TCEQ”), power generation by the PUCT, and environmental approvals under NEPA. Our ability to construct and operate generation facilities, particularly nuclear reactors, depends on our success in obtaining and maintaining these approvals. Regulatory delays, changes in policy, or third-party legal challenges could significantly impact our development timelines and cost structure.

Geopolitical and Policy Dynamics

Energy infrastructure and compute are increasingly viewed through the lens of national security and economic competitiveness. Changes in U.S. energy policy, AI regulation, foreign investment review, export controls, or sovereign data localization requirements may impact both our operations and those of our tenants. Our ability to navigate this evolving policy landscape—especially as it pertains to nuclear energy, grid resilience, and critical infrastructure designation—will affect long-term scalability.

Tenant Acquisition and Retention

Our revenue model is heavily dependent on securing multi-GW scale anchor tenants and maintaining long-term power delivery and leasing agreements. Our ability to attract high-credit-quality tenants—particularly large AI developers, hyperscalers, and sovereign compute platforms—is critical to achieving scale and recurring revenues. Changes in customer requirements, economic conditions, or competitive offerings could hinder tenant growth or increase churn risk. Delays in tenant onboarding or renegotiation of terms due to construction timelines may also impact financial performance.

Significant Developments During the Quarter

Unit Split

On July 2, 2025, we amended the Fermi LLC Agreement to reflect a 150-to-1 forward unit split (the “Unit Split”) of our issued Class A Units and Class B Units. As a result of the Unit Split, each record holder of Class A and Class B Units as of July 2, 2025, received 149 additional Units of Class A Units or Class B Units, as applicable, distributed on July 2, 2025.

Series A Convertible Notes

In July of 2025, we issued additional Series A Convertible Notes for an aggregate principal amount of $16.6 million. See “—Liquidity and Capital Resources—Liquidity and Going Concern.”

Firebird Acquisition

On May 9, 2025, Fermi entered into the Firebird EPA to acquire the Siemens Contract. On July 29, 2025, Fermi, through its indirect wholly-owned subsidiary Fermi Equipment Holdco, consummated the Firebird Acquisition pursuant to a MIPA with MAD Energy Limited Partnership (“MAD”), acquiring all of the membership interests in Firebird Equipment Holdco, a newly formed subsidiary of MAD, that, following a series of pre-closing restructuring steps involving Firebird and related entities, is a party to the Siemens Contract, effectively subsuming the Firebird EPA. The core asset—a combined cycle gas power plant rated at roughly 400 MW at site elevation—was originally procured by Firebird through a turnkey equipment contract with Siemens. While the equipment has been fully fabricated and is ready for shipment, it remains warehoused at Siemens staging facilities in Germany, Sweden, the Netherlands, Vietnam and China pending final delivery and assembly. In connection with the closing under the MIPA, the parties negotiated an amendment to the Siemens Contract pursuant to which Siemens will deliver the equipment to Free Trade Zone 84 in Houston, Texas. Energization of the unit is expected by the third quarter of 2026.   Under the MIPA, the aggregate consideration paid by Fermi for the Firebird Acquisition consisted of:

●	A $145 million Series B Convertible Note issued to MAD by Fermi that was converted into Class A Units following the conversion at a price based on a $3 billion pre-money valuation or the price of securities issued in such qualified event. The Series B Convertible Note bore interest at a rate of 11% per annum, payable in kind quarterly in arrears, and was to mature on January 31, 2026. In connection with the Preferred Units Financing, the holder of the Series B Convertible Note elected to convert its Series B Convertible Note into 9,592,340 Class A Units, prior to giving effect to the Corporate Conversion. See “—Convertible Debt Financing.”

●	A $20 million Secured Promissory Note issued to MAD by Fermi that provides for monthly installment payments by Fermi, which bears simple interest at a rate of 4.5% per annum and matures on December 1, 2025. As of September 30, 2025, the aggregate principal amount outstanding was $5 million.

●	The grant of a net profits interest to MAD, entitling MAD to 2.5% of net operating income from the first 1,000 MW of dispatchable generation capacity at Project Matador, up to a net present value cap of $100 million.

As a part of the Firebird Acquisition, the Company indirectly acquired all of the rights and obligations of Firebird Equipment Holdco under the Siemens Contract. Under the Siemens Contract, the Company will owe approximately $134 million in remaining contractual payments plus shipping costs for the Siemens System which are currently estimated to be approximately $23.3 million. The Company will also owe additional amounts related to retrofitting expenses, which are not readily ascertainable as of September 30, 2025. The payments due under the Siemens Contract are denominated in Swedish Kroner and are subject to exchange rate fluctuations.

Equity Awards

On August 2, 2025, the Company engaged in the following equity-related transactions, with such unit figures presented prior to giving effect to the stock split consummated in connection with the Corporate Conversion: (i) granted 6,300,000 Class A restricted equity units to certain executives, subject to performance-based vesting and other customary conditions, including the completion of our IPO and achievement of specific Company milestones, (ii) granted 2,855,000 Class B restricted equity units to certain directors, employees, and other service providers, subject to a combination of service-based, market-based and performance-based vesting conditions, including the completion of our IPO and the achievement of specified valuation thresholds (iii) granted 1,500,000 Class A Units to our Chief Executive Officer, which vested immediately upon grant, (iv) granted 500,000 restricted Class A Units to certain service providers engaged in developing the Company’s nuclear reactor, subject to a combination of service-based and performance-based vesting conditions including the completion of the Company’s first fully operational nuclear reactor and execution of the Company’s first customer contract for nuclear reactor power, and (v) granted 2,500,000 compensatory anti-dilutive Class A restricted equity units to our Chief Executive Officer, which will vest in full on January 1, 2028.

On September 28, 2025, the Company modified certain of the awards described above to revise the market-based and performance-based vesting conditions. These modifications did not change the overall number of awards granted but altered the vesting to require service of varying timeframes after the completion of our IPO.

Also on September 28, 2025, the Company granted 758,000 restricted equity units to certain employees and service providers, subject to a combination of service-based and performance-based vesting conditions, including the completion of our IPO.

Preferred Units Financing

On August 29, 2025, the Company issued approximately $107.6 million of its Preferred Units in the Preferred Units Financing to certain investors in a transaction led by Macquarie. In connection with the IPO and the Corporate Conversion, the Preferred Units converted into 7,586,546 shares of common stock. See “—Liquidity and Capital Resources—Preferred Units Financing.”

Macquarie Equipment Financing

On August 29, 2025, Fermi Equipment HoldCo, LLC and Firebird Equipment HoldCo, LLC, (the “Borrowers”), entered into the Macquarie Term Loan with Macquarie for a $100 million senior secured loan, which can be increased to $250 million with Macquarie’s approval, to finance the Company’s obligations under the Siemens Contract and which is guaranteed by the Company. Immediately following the closing of the Macquarie Term Loan, the Company borrowed $100 million. See “—Liquidity and Capital Resources—Macquarie Equipment Financing.”

Tenant LOI

On September 19, 2025, we entered into a letter of intent (the “Tenant LOI”) with an investment grade-rated tenant (the “First Tenant”) to lease a portion of the Project Matador Site on a triple-net basis for an initial lease term of twenty years, with four renewal terms of five years each. The Tenant LOI provides for phased delivery of over 1 GW of powered shell spread across 12 separate powered shells (each a ‘Tenant Facility”) to be constructed by the Company. See “—Recent Developments—First Tenant Advance in Aid of Construction Agreement” for a discussion of events occurring after the end of the quarter.

The Tenant LOI is non-binding and subject to a number of terms and conditions, contingencies and uncertainties. There can be no assurance that we will ultimately enter into a binding definitive agreement with the First Tenant or that the terms of such agreement will not differ, possibly materially, from those described here.

Gas Supply Agreements

In September 2025, the Company entered into a gas supply agreement (the “ETC Gas Supply Agreement”) and gas purchase agreement (the “ETC Gas Purchase Agreement” and together with the ETC Gas Supply Agreement, the “ETC Gas Agreements”) with an affiliate of Energy Transfer, ETC Marketing, Ltd. (“ETC”), pursuant to which the Company granted ETC the exclusive right, for a term of 15 years, to provide a firm supply of natural gas or natural gas services for Project Matador for the first 300,000 MMBtus per day. In the event that the Company requires a gas supply in excess of such amount, the ETC Gas Supply Agreement provides that the Company must provide written notice to ETC of third-party bids for the excess supply demand, provide the material terms of the best third-party bid to ETC, and allow ETC to match the best third-party bid, subject to certain conditions. In addition, the ETC Gas Supply Agreement provides that, if the Company reasonably believes that Project Matador will require at least 300,000 MMBtu per day within the 24-month period from September 5, 2025, ETC will commence development activities with respect to a new natural gas pipeline with a destination point, among others, to the Project Matador Site. Further, if ETC makes a final investment decision with respect to the new pipeline, the ETC Gas Supply Agreement provides the Company with the option to invest in the new pipeline at up to 49% of ETC’s actual cost, which investment will be a non-operating interest with minority rights and other terms consistent with similar transactions in the industry.

Pursuant to the ETC Gas Purchase Agreement, during the Delivery Period (defined below), the Company agreed to purchase, and ETC agreed to supply, natural gas to Project Matador to power a portion of its initial phases. Specifically, the ETC Gas Purchase Agreement provides for the delivery, subject to certain adjustments, of a maximum daily contract quantity (“MDCQ”) of (i) up to 210,000 MMBtu per day (and not less than 10,000 MMBtu per day) for each month during the one-year period following the Delivery Period Commencement Date (defined below) (“Start-up Phase 1”), (ii) up to 300,000 MMBtu per day (and not less than 210,000 MMBtu per day) for each month during the one-year period following the Start-up Phase 1 (“Start-up Phase 2”) and (iii) and amount equal to 300,000 MMBtu per day from the end of Start-up Phase 2 through the end of the Delivery Period.

The delivery period under the ETC Gas Purchase Agreement (the “Delivery Period”) commences on the later of (i) March 31, 2026 or the completion of the Transwestern Interconnect (whichever first occurs), (ii) the first day of the month following the receipt of the Company’s Opt-In Notice or the Company’s Supply Election and fulfillment of all conditions precedent (each term as defined in the ETC Gas Purchase Agreement) and (iii) the first day of the month following the date that ETC notifies the Company in writing that ETC has entered into a binding agreement for the Transportation Capacity (the “Delivery Period Commencement Date”), and ends on the 10-year anniversary of the Delivery Period Commencement Date.

The obligations of ETC to supply gas under the ETC Gas Purchase Agreement are subject to certain conditions on the part of the Company, including providing adequate assurance of performance in the form of (i) cash in the amount of $65,301,194 (the “Assurance Amount”), (ii) a payment demand bond in the amount of the Assurance Amount, (iii) an irrevocable, unconditional standby letter of credit in the amount of the Assurance Amount issued by a qualified financial institution, or (iv) a guaranty in the amount of the Assurance Amount. If the foregoing conditions are not satisfied by January 31, 2026, ETC has the right to terminate the agreement upon five days prior written notice to the Company.

Pursuant to the ETC Gas Purchase Agreement, the Company is required to pay a contract price (the “Contract Price”) for each MMBtu of gas based on the Midcon Contract Price for a portion of the gas volumes and the San Juan Contract Price for the remaining portion of the gas volumes (each term as defined in the ETC Gas Purchase Agreement). In addition to the Contract Price, commencing on November 1, 2026, the Company is required to pay a monthly fee for portions of the MDCQ ranging from $0.05 to $0.55 multiplied by the number of days in such month.

The ETC Gas Purchase Agreement contains certain customary default and termination provisions for a transaction of this type.

In addition to the supply agreement we have executed with Energy Transfer, we are in active discussions to increase total available gas supply to our campus, including related pipeline infrastructure, sufficient to power up to 11GW of natural gas-fired generation while continuing to pursue our nuclear, solar and other development plans.

Corporate Conversion and Stock Split

On September 30, 2025, immediately following the U.S. Securities and Exchange Commission declaring the Registration Statement on Form S-11 (File No. 333-290089), initially filed by the Company on September 8, 2025 and thereafter amended (as amended, the “Registration Statement”) effective, the Company effected a statutory conversion from a Texas limited liability company to a Texas corporation pursuant to and in accordance with a plan of conversion (the “Corporate Conversion”). In connection with the Corporate Conversion, the Company also effected a 3-for-1 forward stock split of its membership units into shares of common stock (the “September Stock Split”).

Recent Developments

Initial Public Offering

On October 2, 2025, in connection with the initial public offering (“IPO”), the Company received net proceeds of $648.4 million after deducting the underwriting discounts and commissions and before deducting offering costs of $14.3 million. Subsequently, in October 2025, the underwriters exercised a portion of their over-allotment option and purchased from the Company an additional 4,875,000 shares of common stock at the IPO price, which resulted in net proceeds to the Company of $97.3 million after deducting the underwriting discounts and commissions.

Mobile Power Solutions Long-term Capital Lease Agreement

On October 22, 2025, Fermi entered into a Master Lease Agreement (the “MPS Agreement”) with Mobile Power Solutions LLC (“MPS”) for the lease of seven GE TM2500 Gen 4 mobile power generation units with an aggregate base net present value of approximately $148 million. The MPS Agreement expands the Company’s natural gas platform, a key component of Project Matador’s initial 500 MW of generation capacity, and will provide flexible, dispatchable power as the project integrates multiple energy sources.

The arrangement includes a $10 million initial lease prepayment, monthly base rent payments extending over a 20-year term extending through 2045, and the issuance of 1,190,476 shares of Fermi common stock as partial consideration. The lease also includes a bargain purchase option at the end of the term, allowing Fermi to acquire the units at a nominal price.

The TM2500 units, totaling approximately 135 MW under our expected site conditions, are scheduled for delivery in the fourth quarter of 2025 and are expected to enter commercial operation in early 2026. The MPS Agreement does not provide for termination rights for convenience; however, in the event of early termination or default, the Company would remain obligated for substantially all remaining lease payments based on the cumulative net present value schedule under the agreement.

Hyundai Engineering & Construction FEED Agreement

On October 24, 2025, Fermi Nuclear LLC, a Texas limited liability company and a wholly owned subsidiary of the Company (“Fermi Nuclear”) executed a Front-End Engineering Design (FEED) Agreement with Hyundai Engineering & Construction Co., Ltd. (“HDEC”). The FEED scope includes site layout and constructability, cooling-system strategy, logistics and laydown planning, geotechnical and civil design, cost estimating, and project scheduling for the planned deployment of four AP1000 nuclear units.

Per the commercial terms, the contract has a fixed value of $4.7 million, exclusive of value-added tax. Payment terms require an initial $1.0 million payment upon issuance of the purchase order and notice to proceed, with the remaining $3.7 million payable upon delivery and the Company’s acceptance of the final FEED deliverables.

The agreement allows either party to terminate upon notice if performance becomes impracticable under certain circumstances, and the Company may also terminate for convenience with written notice. In the event of termination, HDEC is entitled to payment for services performed through the effective date of termination.

Doosan Forging Material Readiness Agreement

On October 25, 2025, Fermi Nuclear LLC entered into a Forging Material Readiness Agreement with Doosan Enerbility Co., Ltd. (“Doosan”) with a contract price of $25.0 million. The agreement secures long-lead nuclear forgings, including specialty steel, alloy materials, and tooling required for the manufacture of reactor pressure vessels and steam generators for the Company’s four planned AP1000 nuclear units at Project Matador.

Under the contract, Doosan will procure forging materials, fabricate dies and molds, and maintain production readiness through March 2026, with payments denominated in U.S. dollars and tied to milestone completions for material procurement, tooling fabrication, and readiness certification. The Company may terminate or suspend the agreement for its convenience, in whole or in part, at any time by written notice. In the event of such termination, Doosan is entitled to payment for work completed through the date of termination and reimbursement of documented direct costs related to ongoing activities, including material procurement, fabrication, or delivery preparations. The contract specifies a graduated termination fee ranging from 5% of the contract price if terminated by November 30, 2025, to 100% if terminated after April 1, 2026, reflecting the progressive stage of completion.

City of Amarillo and Carson County Development Agreements

On October 29, 2025, the Company announced new partnerships with the City of Amarillo and Carson County, Texas, in connection with the development of Project Matador. Pursuant to the terms of the agreements, the City of Amarillo approved a water-supply arrangement allowing the sale of up to 2.5 million gallons per day (“MGD”) to the Company at a rate of two times that charged to Amarillo taxpayers. The arrangements also provides for an opportunity to scale up to 10 MGD under a non-binding memorandum of understanding as the project expands. The Company has agreed to fund the required infrastructure related to the water-supply arrangement.

In addition, Carson County approved a 10-year tax abatement and reinvestment zone associated with the Project Matador campus. The initiative is expected to support long-term regional economic growth and job creation in collaboration with the TTUS.

First Tenant Advance in Aid of Construction Agreement

On November 4, 2025, the Company executed a $150 million AIAC with its first prospective tenant at Project Matador. The AIAC establishes a cost reimbursement framework under which the tenant will fund a portion of shared infrastructure and utility systems in advance of occupancy.

Plan of Operations

We are a development-stage infrastructure and real estate company and have not yet commenced revenue-generating activities. Through September 30, 2025, our activity has been primarily focused on formation, capital planning, environmental assessments and early engagement with commercial and regulatory stakeholders to support the launch of Project Matador. We do not expect to generate operating revenues until we have executed definitive lease agreements with tenants and commenced delivery of infrastructure services, including power and data center capacity. Until then, we may generate limited non-operating income in the form of interest income on cash and cash equivalents held in reserve.

Our revenue model is primarily designed to deliver predictable, stable, long-term cash flows through lease agreements with hyperscaler tenants that are structured based on available power capacity. These long-term contracts are intended to provide predictable cash flows by charging tenants based on their allocated power capacity, desire for suit-to-build or power plus shell buildouts, rather than a purely square footage basis. This approach aligns with the energy-intensive demands of hyperscale computing, ensuring scalability and flexibility for our clients’ growing raw compute needs. We expect our tenant base to include leading technology companies, hyperscalers and chipmakers with contracts featuring fixed base rents, annual escalations, and provisions for additional power capacity expansions, fostering strong partnerships and recurring revenue streams. This power-centric leasing model positions us to capitalize on the increasing demand for high-performance data center infrastructure while mitigating the uncertainty inherent to the nation’s power markets. Tenants who co-locate on our campus but wish to build their own infrastructure will pay market-based ground lease rent or shell rent (with or without power delivery). We expect this to generate recurring real estate income while preserving site control and tenant optionality.

We have incurred, and expect to continue incurring, significant expenditures related to organizational activities, early-stage project development, and costs associated with becoming and operating as a publicly traded company. These expenditures include, but are not limited to:

●	Engineering, permitting, and regulatory activities related to energy infrastructure and nuclear licensing;

●	Pre-construction costs and due diligence on tenant commitments and energy asset integration;

●	Addressing historical environmental conditions;

●	Strategic hiring and consulting fees for real estate, utility, and AI infrastructure operations; and

●	Legal, financial reporting, and audit compliance costs associated with becoming a public company.

Project Matador is in the early phase of a multi-year, multi-billion-dollar development cycle. As such, our results of operations will vary significantly from period to period. Our continued progress will depend on our ability to secure sufficient capital to fund infrastructure deployment, tenant onboarding, and regulatory milestones. There can be no assurance that our plans to raise capital, enter into lease agreements, or complete development phases on our anticipated schedule will be successful.

We have designed Project Matador with optimal scalability for data center tenants and hyperscalers who are the focus of our planning process. Over time, Project Matador is designed to deliver up to 11 GW of total generation capacity and approximately 15 million square feet of dedicated space to support tenants’ AI and other high-performance computing needs. Development is organized into five main phases, some of which will occur concurrently:

●	Phase 0: We have begun establishing critical external infrastructure to prepare the Project Matador site for construction. During the third quarter, the TTUS formally commenced the Project Matador campus lease following Fermi’s satisfaction of required conditions precedent. This milestone officially activated the 99-year lease and secured Fermi’s long-term control of the first 4,523 acres of the Project Matador site, marking a major step toward full-scale project execution.

Since lease commencement, we have begun on-site geotechnical and civil work, initiating physical development across the Project Matador campus. To date, we have installed 6,500 feet of internal roads for campus access, 34,000 feet of fencing, 9,500 feet of barriers, and 12,000 feet of water lines. Approximately four million square feet have been graded across data center, substation, and generation sites, with additional clearing in progress. These activities are keeping the project on schedule to deliver first power by 2026.

Concurrently, we have been securing critical inputs under Phase 0, including an approximately 200 MW expected power supply from SPS, fiber connections, water services from the City of Amarillo, and large-scale natural gas delivery to support on-site energy needs. The initial 200 MW of expected power supply from SPS is anticipated to include approximately 86 MW of contingent firm power delivered through its 115 kV high-voltage system, with the remaining approximately 114 MW to be secured by the Company, with SPS’s assistance, through its mobile generation vendors on a temporary basis. This arrangement will remain in place until SPS’s transmission network can support the full 200 MW of grid-based power supply, which is expected to occur no later than October 2027 and is currently anticipated to occur materially earlier. In parallel, we have established a laydown yard for equipment and materials and completed foundational groundwork to support the installation of Siemens turbine units and the initial development of approximately one million square feet of data center capacity. Collectively, these efforts ensure the Project Matador campus is fully equipped to support subsequent construction phases and the long-term operational requirements of our tenants.

●	Phase 1: During Phase 1, we intend to develop 2.6 million square feet of data center capacity and deploy 1.1 GW of power by the end of 2026 from owned combined cycle gas projects, SPS grid-supplied power, temporary mobile generation sets and BESS systems, with solar photovoltaic generation for energy displacement. Fermi plans to complete site preparation, tenant acquisition, and early-stage interconnection and development work during this phase, with a target date to commence operations in the beginning of Q2 2026 and a Phase 1 completion target date of December 2026.

●	Phase 2: This phase contemplates development of an additional one million square feet of data center capacity, served by an incremental 800 MW of firm power supplies, along with required reserve generation capability in the form of responsive aeroderivative and other peaking and intermediate load power generation, battery energy storage systems and related fast response generation and system control assets. This second phase is designed to be predominantly powered by a Fermi-owned, on-site natural gas fired combined cycle generation fleet in conjunction with additional solar for energy displacement purposes and incremental BESS assets, all operating on an integrated basis with the Phase 1 power supply portfolio.

To secure long lead-time equipment and mitigate supply chain risk, Fermi executed a series of key transactions during 2025 to lock in critical generation assets and advance the Phase 2 schedule. In June and July, the Company acquired nine industrial gas turbines (six Siemens frames and three GE units) totaling more than 580 MW of capacity for 2025 delivery, along with steam turbines and other balance-of-plant equipment. These assets, together with our growing fleet of GE TM2500 mobile units, provide substantial flexibility and redundancy during construction and early operations.

Additionally, Fermi executed a letter of intent  with Siemens Energy for the purchase of three F-class SGT6-5000F gas turbine packages and related auxiliaries, capable of producing up to 1.1 GW under combined-cycle operation for 2026 deployment. The Company has executed a memorandum of understanding with SPS providing for the expansion of service to Fermi to 200 MW by October 2027, with completion currently expected ahead of that date.

Taken together - including the Siemens agreement, the previously acquired turbine assets, and additional power generation capacity secured through SPS – Fermi now has approximately 2.2 GW of gas-fired generation either secured or under contract. This surpasses the Company’s initial 1.1 GW 2026 target and represents roughly 20 percent of Project Matador’s planned 11 GW total capacity, underscoring significant progress toward a diversified and de-risked power portfolio. The completion target for Phase 2 remains the end of the third quarter of 2027.

●	Phase 3: We plan to pursue dual track development of additional tenant-contracted data center capacity, served by a combination of new on-site, owned combined cycle natural gas fired generation and the development/construction of the initial 1 GW Westinghouse Reactor. We anticipate a construction period from the granting of the COLA and any associated regulatory permits and approvals of 60 months per reactor from start of construction to project initial commercial operations. The completion target date of Phase 3 is the end of the third quarter of 2031.

●	Phase 4: Fermi intends to complete expansion of tenant infrastructure, grid-scale interconnection, energy redundancy, and supplemental data center capacity, alongside the staged buildout of additional Westinghouse Reactors—totaling up to five additional reactors across two nuclear islands—and the full energy campus, including non-energy amenities. The completion target date of Phase 4 is the end of 2038.

Components of Results of Operations

General and Administrative

General and administrative expenses consist primarily of non-cash share-based compensation and personnel-related expenses for our employees and service providers, including those supporting our corporate, executive, finance, and administrative functions. These expenses also include costs for outside professional services such as legal, accounting, and audit services, as well as other general corporate expenses such as travel and recruiting.

We expect our general and administrative expenses to increase for the foreseeable future as we continue to scale as a company. We also anticipate incurring additional costs as a result of operating as a public company, including expenses associated with compliance with the rules and regulations of the SEC and applicable securities exchanges, as well as legal, audit, investor relations, insurance, and other administrative and professional services. We expect to incur significant non-cash share-based compensation charges in the fourth quarter of 2025 and recurring share-based compensation charges thereafter.

Interest Income (Expense), Net

Interest income (expense), net consists of contractual interest associated with our debt obligations, the amortization of debt discounts and debt issuance costs. Interest income (expense), net is reflected net of capitalized interest.

Other Income (Expense), Net

Other income (expense), net consists primarily of charitable contribution expense, inducement expense related to financing arrangements, and gains or losses resulting from changes in the fair value of financial instruments, including convertible notes accounted for under the fair value option and embedded derivative liabilities.

Results of Operations

The following table sets forth the components of our statements of operations for the periods presented below:

(in thousands)	For the three months ended September 30, 2025	For the period from January 10, 2025 (“Inception”) through September 30, 2025
Expenses:
General and administrative	$37,776	$43,463
Total expenses	37,776	43,463
Income (loss) from operations	(37,776)	(43,463)
Other income (expense):
Interest income (expense), net	12	(669)
Other Income (expense)	(309,048)	(309,048)
Total other income (expense)	(309,036)	(309,717)
Net income (loss)	$(346,812)	$(353,180)

General and Administrative

(in thousands)	For the three months ended September 30, 2025	For the period from January 10, 2025 (“Inception”) through September 30, 2025
General and administrative	$37,776	$43,463

General and administrative expense for the three months ended September 30, 2025, totaled $37.8 million. The amount primarily reflects $24.8 million of share-based compensation and personnel-related expenses for employees and service providers supporting corporate, executive, finance, and administrative functions, along with costs for outside professional services such as legal, accounting, and audit, and other general corporate activities including travel and recruiting.

General and administrative expense for the period from January 10, 2025 (“Inception”) through September 30, 2025, totaled $43.5 million. The amount primarily reflects $28.4 million of share-based compensation and personnel-related expenses for employees and service providers supporting corporate, executive, finance, and administrative functions, along with costs for outside professional services such as legal, accounting, and audit, and other general corporate activities including travel and recruiting.

Interest Income (Expense),Net

(in thousands)	For the three months ended September 30, 2025	For the period from January 10, 2025 (“Inception”) through September 30, 2025
Interest income (expense), net	$12	$(669)

Interest income (expense) for the three months ended September 30, 2025, totaled less than $0.1 million and primarily reflects earnings on the Company’s cash and cash equivalents invested in a money market deposit account. All interest expense incurred during the three months ended September 30, 2025, was capitalized to construction in progress and, as a result, no interest expense was recognized during the period.

Interest income (expense), net for the period from January 10, 2025 (“Inception”) through September 30, 2025, totaled $0.7 million of non-cash interest expense recognized in connection with paid-in-kind convertible notes.

Other Income (Expense), Net

(in thousands)	For the three months ended September 30, 2025	For the period from January 10, 2025 (“Inception”) through September 30, 2025
Other income (expense), net	$(309,048)	$(309,048)

Other income (expense), net for both the three months ended September 30, 2025, and the period from January 10, 2025 (“Inception”) through September 30, 2025, totaled $309.0 million. The amount primarily reflects non-cash charges, including a $173.8 million charitable contribution expense related to the donation of 11,250,000 Class B Units to Dechomai Asset Trust, an unrelated, third party, 501(c)(3) public nonprofit organization, a $61.0 million fair value loss recognized on the Series B Convertible Notes for which the Company elected the fair value option, $46.4 million of fair value losses on embedded derivative liabilities associated with the Preferred Units Financing, a $23.7 million inducement expense recognized in connection with the Preferred Units Financing, and $4.2 million of fair value losses on embedded derivative liabilities associated with the Macquarie Term Loan.

Liquidity and Capital Resources

Liquidity and Going Concern

Under ASC Topic 205-40, Presentation of Financial Statements—Going Concern, we are required to evaluate whether conditions or events raise substantial doubt about our ability to meet future financial obligations as they become due within one year after the consolidated financial statements are issued.

As of September 30, 2025, the Company had not generated any revenues. Tenant revenues are currently expected to commence in 2026; however, such revenues are not expected to be sufficient to fund the Company’s full operating and capital requirements until Phase 4 of Project Matador is completed and operating at scale. Project Matador will require substantial capital investment to achieve commercial operation. To finance the construction and development of Project Matador during this period, we intend to raise capital through a combination of equity financings, various debt issuances, and tenant prepayments. These financings are not certain to occur. See “—Sources of Liquidity” and “—Planned Use of Capital” below.

Based on our current operating plan and our available capital, we believe our resources are sufficient to satisfy our financial obligations for at least twelve months following the issuance of these consolidated financial statements. Our anticipated liquidity includes our existing cash balance, the net proceeds from our initial public offering, which closed on October 2, 2025, totaling approximately $731.4 million after deducting underwriting discounts and offering expenses, and planned near term funding sources, including tenant prepayments, project-level debt, and strategic equity capital. Our operating plan for the upcoming year is designed to align with capital sources that are either in hand or reasonably expected to be secured within that timeframe.

Macquarie Equipment Financing

On August 29, 2025, Fermi Equipment HoldCo, LLC and Firebird Equipment HoldCo, LLC (the “Borrowers”) entered into the Macquarie Term Loan with Macquarie for a $100.0 million senior secured loan, which can be increased to $250.0 million with Macquarie’s approval, to finance the Company’s obligations under the Siemens Contract and which is guaranteed by the Company. Immediately following the closing of the Macquarie Term Loan, the Company borrowed $100 million under that facility. From time to time the Borrowers may request to increase commitments under the Macquarie Term Loan up to $250 million in the aggregate, with any such additional commitments in Macquarie’s sole discretion. The Macquarie Term Loan is secured by (i) all of the assets of the Borrowers, (ii) an equity pledge of the Borrowers by the Company, (iii) a guarantee provided by the Company, and (iv) deposit account control agreements on the Borrowers’ bank account. The Macquarie Term Loan has a term of 12 months and bears interest at 1.00% per annum, payable quarterly in arrears. Macquarie has the right to require the Borrowers to fully redeem the Macquarie Term Loan 150 days after close of our IPO, subject to a 1.50 multiple on invested capital (the “Macquarie Multiple”). Additionally, Macquarie has the right to require the Borrowers, with 30 days’ notice, to redeem 25% of the then outstanding drawn balance of the Macquarie Term Loan upon the failure of the Borrowers or the Company to execute at least one 100 MW data center lease with a reasonably creditworthy tenant within nine months after the closing of the Macquarie Term Loan, subject to the Macquarie Multiple. Upon its stated maturity, the Macquarie Term Loan is required to be repaid in full and is subject to the Macquarie Multiple.

Preferred Units Financing

On August 29, 2025, the Company issued and sold approximately $107.6 million of its Preferred Units in a private placement to a consortium of third-party investors led by Macquarie. The holders of Preferred Units received a cumulative in-kind dividend at a rate of 15% per annum, compounding annually. Upon the Company’s election, it could satisfy such dividend in cash. Additionally, the holders of the Preferred Units were entitled to receive, on an as-converted basis, the same dividends (as to amount and timing) as any dividends paid by the Company on its Class A Units and Class B Units.

The Preferred Units were convertible into the equity securities issued upon the consummation of an initial public offering of common equity securities by the Company or other transaction with the principal purpose of raising capital for the Company and following which the common equity securities of the Company become registered with the SEC, in either case for aggregate gross proceeds of at least $150,000,000 (excluding all proceeds from the incurrence of indebtedness that is converted into such common equity securities, or otherwise cancelled in consideration for the issuance of such common equity securities) (a “Qualified Financing”). Upon such event, each Preferred Unit would automatically converted into a number of equity securities equal to the quotient of (i) $1,000 plus any accrued and unpaid dividends per Preferred Unit, divided by (ii) the applicable conversion price (the “Qualified Financing Securities”). The conversion price was determined by applying a discount percentage to the price per Qualified Financing Security, which varied based on the timing of the Qualified Financing relative to the issuance of the Preferred Units—68.4% if the Qualified Financing closed within six months of issuance, 61.3% if closed within six to twelve months, and 55.7% if closed thereafter.

In connection with the IPO and Corporate Conversion, the Preferred Units converted into 7,586,546 shares of common stock.

Convertible Debt Financing

We have raised $246.6 million through convertible debt financing as follows:

Series Seed Convertible Notes

In May 2025, we issued the Seed Convertible Notes for an aggregate principal amount of $26.1 million. The Seed Convertible Notes bore 15% interest per annum, which interest was payable in-kind on a quarterly basis, and were to mature five years from the date of their issuance. The Seed Convertible Notes were convertible into Class A Units at a conversion price of $2.67 per unit. In connection with the Preferred Units Financing, the Seed Convertible Notes converted into 10,190,931 Class A Units of the Company, with such unit figures presented prior to giving effect to the Corporate Conversion.

Series A Convertible Notes

In June and July of 2025, we issued Series A Convertible Notes for an aggregate principal amount of $75.5 million. The Series A Convertible Notes bore 15% interest per annum, which interest was payable in-kind on a quarterly basis, and were to mature in five years from the date of their issuance. The Series A Convertible Notes were convertible into Class A Units at a conversion price of $4.00 per unit. In connection with the Preferred Units Financing, the holders of the Series A Convertible Notes elected to convert their Series A Convertible Notes into 19,479,315 Class A Units of the Company, with such unit figures presented prior to giving effect to the Corporate Conversion.

Series B Convertible Note

The Company issued the Series B Convertible Note for an aggregate principal amount of $145.0 million in connection with the closing of the Firebird Acquisition. The Series B Convertible Note bore 11% interest per annum, which interest was payable in-kind on a quarterly basis, and was to mature on January 31, 2026. At any time at MAD’s election, the Series B Convertible Note was convertible into Class A Units at a conversion price equal to $3,000,000,000 divided by the Company’s fully-diluted capitalization immediately prior to the applicable conversion event, assuming exercise or conversion of all convertible securities of the Company, but excluding any Class A Units issuable upon conversion of the Series B Convertible Note or any of the other Series B Convertible Secured Promissory Notes. In connection with the Preferred Units Financing, the holder of the Series B Convertible Note elected to convert its Series B Convertible Note into 9,592,340 Class A Units of the Company, with such unit figures presented prior to giving effect to the Corporate Conversion.

Dividends and Distributions

U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular federal corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. As a rapidly growing business with significant anticipated capital investments, including substantial investments in assets on which we will incur large amounts of non-cash depreciation expense that will reduce our net income, we do not expect to generate material amounts of REIT taxable income in the near term. While it is possible that we may elect to pay dividends to our shareholders out of operating cash flow before we begin earning material amounts of REIT taxable income, we do not have any current intention to do so. As we begin to earn REIT taxable income, we will begin to pay dividends in order to satisfy the requirements for us to qualify as a REIT and generally not be subject to U.S. federal income and excise tax. Our policy will be to pay dividends to our shareholders equal to all or substantially all of our REIT taxable income out of assets legally available therefor.

As a result of the REIT distribution requirement, we will be unable to rely on retained earnings to fund our ongoing operations to the same extent that other companies which are not REITs can. We may need to continue to raise capital in the debt and equity markets to fund our working capital needs.

Sources of Liquidity

We expect our liquidity to be supported by a diversified capital strategy designed to fund phased infrastructure development and long-term operations. Our approach combines the net proceeds from our IPO, structured project-level non-recourse debt, monetization of federal energy tax credits, strategic equity investments, government grants, and property tax abatement. In addition, our business model is reinforced by tenant prepayments and a capital-efficient real estate structure. We believe the net proceeds raised in our IPO will support the procurement and timely-delivery of key power generation assets. These assets, when combined with the intrinsic value of the Project Matador Site, we believe should allow us to finance future SPE developments with capital provided by customer prepayments and the SPE’s creditors without requiring cash contributions from the Company.

Our principal sources of liquidity are expected to include:

●	Net Proceeds from our IPO: We intend to use a portion of the net proceeds from the IPO to fund early-stage infrastructure investments, including site mobilization, nuclear licensing, turbine procurement, and the initial wave of data center shell construction. These investments support foundational project elements required to unlock additional strategic capital and advance our Project Matador milestones.

●	Tenant Prepayments: We expect a significant portion of our contracted revenue base to come from investment-grade tenants, many of whom are anticipated to provide upfront capital contributions or structured prepayments to support dedicated infrastructure buildout. These prepayments enhance early-stage liquidity and reduce reliance on dilutive equity or bridge financing. For non-investment grade tenants, we intend to require larger upfront prepayments, third-party credit enhancements, or insurance wrappers to mitigate counterparty risk and preserve underwriting standards. This structured approach to tenant capital participation is designed to strengthen our balance sheet, support project-level debt financing, and align tenant incentives with long-term infrastructure utilization. On November 4, 2025, the Company executed a $150 million Advance in Aid of Construction (“AIAC”) Agreement with the First Tenant. The AIAC establishes a cost reimbursement framework under which the tenant will fund a portion of shared infrastructure and utility systems in advance of occupancy.

●	Project-Level Debt Financing: We intend to primarily utilize milestone-driven, non-recourse debt raised through project-specific SPEs, each aligned with discrete infrastructure components such as nuclear, natural gas, solar, and battery assets. These financings will be secured by revenue-generating infrastructure, including tenant lease payments, energy generation assets, or renewable infrastructure. See “—Recent Developments” above for a discussion of recent project-level debt financing.

●	Federal Tax Credits: To the extent that tax incentives, such as those under Sections 45J (nuclear production), 45Q (carbon capture), 45V (clean hydrogen production credit), and 48C (advanced manufacturing) of the Code, are available to us, we expect to apply for and monetize such tax incentives.

●	Strategic Equity Capital: We may raise equity capital from infrastructure investors, energy sponsors, or anchor tenants seeking co-investment opportunities in our vertically integrated campus model. In addition, we may opportunistically access the capital markets through follow-on equity offerings, private placements, convertible debt instruments, or bond issuances. All capital raising activities will be evaluated based on market conditions, expected accretion, and alignment with our long-term capital structure and development strategy.

●	Government Grants and Public Incentives: We have submitted or plan to submit applications to federal and state infrastructure programs, including the DOE Loan Programs Office, the Advanced Reactor Demonstration Program, and the Texas HB14 Advanced Nuclear Completion Fund. We are currently in the pre-approval process with the DOE Loan Programs Office. If approved, the DOE loan would provide long-term, low-cost capital to finance key components of our advanced energy infrastructure, significantly reduce our weighted average cost of capital, de-risk private participation, and enable milestone-based funding aligned with regulatory and construction schedules. The DOE loan is expected to support broader investor confidence, catalyze private equity co-investment, and serve as a critical enabler of long-term project viability.

●	Property Tax Abatement: In October 2025, Carson County approved a 10-year property tax abatement and established a reinvestment zone for the Project Matador campus. This agreement provides a framework that encourages local investment, supports regional economic growth, and creates long-term, sustainable jobs while generating new tax revenues for the community. The approved abatement will significantly reduce early-year site tax liabilities, improving free cash flow during the initial construction phase.

●	Monetization of Lease Agreements: We plan to monetize long-term lease agreements with hyperscale and industrial tenants through structured financing arrangements, including upfront payments, securitizations, or synthetic sale structures. These agreements—anchored by take-or-pay provisions and long-duration contract terms—are expected to generate predictable, investment-grade cash flows suitable for conversion into near-term liquidity. By monetizing long-term lease agreements, we can unlock non-dilutive capital to fund infrastructure buildout while maintaining operational control of our energy assets. This strategy complements our broader project finance approach and supports capital recycling across phases of campus development.

Although we plan to fund near-term development activity through a combination of proceeds from our IPO, tenant prepayments, project-level debt financing, and strategic equity capital, there can be no assurance that such capital will be available in the amounts required or on favorable terms. Access to financing may be constrained by changes in macroeconomic conditions, increases in interest rates, tenant-specific credit risks, regulatory shifts, or other market factors beyond our control. In addition, if we encounter adverse findings during environmental diligence, engineering assessments, or other aspects of site development that render all or part of the Project Matador campus unsuitable—or impair the use of our real estate assets as collateral for secured financing—then our ability to raise additional debt or equity capital could be significantly limited.

We may also experience delays in construction that extend beyond our estimated development timeline. Prolonged development periods could increase project costs beyond budgeted amounts and reduce the availability of expected tenant contributions or rent payments to fund operations during interim periods. Any such timing misalignments could necessitate additional bridge capital or contingency financing, which may not be available on acceptable terms, or at all. Furthermore, unanticipated events—such as permitting delays, failure to secure required regulatory approvals, evolving tenant demand, or force majeure events—could result in liquidity shortfalls or force us to amend our capital plan.

Market conditions may also affect our ability to raise capital. For example, credit providers or their regulators may shift policy away from funding projects involving nuclear or fossil-based generation assets, or may reduce exposure to long-duration infrastructure development with extended pre-revenue periods. Even if financing is available, we may be required to accept unfavorable terms, including higher cost of capital, restrictive covenants, or equity dilution, all of which could impair our ability to execute our business plan. If we are unable to raise capital in the amounts, timing, or terms we expect, we may be forced to delay capital expenditures, amend or terminate our purchase commitments or surrender assets pledged as collateral under our financing agreements in order to preserve liquidity, which could materially extend our development timeline and delay one or more phases of Project Matador, preventing us from achieving planned operational and financial milestones within the anticipated timeframe.

Planned Use of Capital

We anticipate deploying our capital resources to support the following development activities:

●	Civil site preparation, pad grading, utility trenching, and fiber backhaul installation;

●	Procurement and installation of mobile and permanent gas-fired and nuclear power infrastructure;

●	Address historic environmental conditions;

●	NRC licensing and environmental permitting activities;

●	Construction of modular powered shell data center facilities and supporting infrastructure; and

●	Capitalization of early-phase SPEs to enable project-level debt financing.

The Company’s long-range capital plan is shaped by a phased infrastructure delivery model, including a roadmap to deploy four Westinghouse Reactors, and a multi-phase gas generation strategy. Our current plan envisions the commissioning of one Westinghouse Reactor unit in each of 2032, 2034, 2035 and 2036. Each unit is expected to be financed through a combination of tenant prepayments, project debt, DOE loan guarantees, state-level incentive programs, and strategic equity.

For our gas-fired assets, we expect to deploy modular TM-2500, GE 6B, Siemens SGT-800, and similarly reliable and efficient industrial frame-class gas turbines operating in combined-cycle mode, as well as aeroderivative turbines used for peaking and reserve capacity. Capital outlays are staged to support construction timelines beginning in Q4 2025, with anticipated fuel consumption for the initial 1 GW of load averaging slightly under 200,000 MMBtu per day, after accounting for approximately 86 MW of SPS grid power. We are actively engaged in procurement and EPC partner selection processes to secure long-lead assets and ensure cost containment.

The capital expenditures we expect to incur as we complete the development of Project Matador will be significant. We currently estimate that the total capital expenditures we will incur to complete the development of Phase 0 and Phase 1 of Project Matador could exceed $2 billion, excluding amounts expected to be financed by our tenants of which approximately $1.2 billion is expected to be incurred in the next twelve months across all phases. These near-term expenditures are expected to be funded through a combination of net proceeds from our IPO, tenant prepayments, project-level debt financing, and strategic equity capital. The required capital expenditures for the remaining phases are difficult to estimate with precision and will depend on final tenant composition, generation mix, supply chain dynamics, and site optimization decisions; however, we currently expect total capital needs across all phases could range from approximately $70 billion to $90 billion, which is dependent on several factors including (i) EPC costs currently being negotiated, (ii) precise configuration of power equipment, which is largely complete for Phase I, but in process for future phases, (iii) whether the nuclear and solar aspects of the project qualify for tax credits, which is dependent on ongoing policy decisions, and (iv) general uncertainties associated with detailed long-term forecasting large-scale projects of this nature.

Liquidity Outlook

We believe the proceeds from our IPO, together with prepayment financing from tenants, the convertible note and preferred unit issuances, the Macquarie Term Loan, and future project-level and strategic equity capital, will provide sufficient liquidity to execute Phase 1 of Project Matador, including delivery of 2.6 million square feet of data center capacity and 1.1 GW of power infrastructure.

Future phases of development will require additional capital. We expect to access capital markets periodically, and in the event of delays in lease execution, permitting, or financing, we may adjust the deployment timeline or pursue interim bridge financing. We actively monitor our capital structure, project execution risk, and market conditions and will modify our funding strategy to ensure long-term flexibility and scalability.

We continuously monitor our capital structure, access to credit markets, and project execution risk, and will adjust our funding strategy as necessary to support long-term development goals while maintaining financial flexibility.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

(in thousands)	For the period from January 10, 2025 (“Inception”) through September 30, 2025
Net cash used in operating activities	$8,291
Net cash used in investing activities	96,321
Net cash provided by financing activities	$287,605

Cash Flows Used in Operating Activities

For the period from January 10, 2025 (“Inception”) through September 30, 2025, net cash used in operating activities was $8.3 million. This reflects a net loss of $353.2 million, which is offset by certain non-cash charges including a $173.8 million charitable contribution of Class B Units to Dechomai Asset Trust, an unrelated, third party, 501(c)(3) public nonprofit organization, a total of $111.6 million of fair value adjustments consisting of $61.0 million of fair value losses on our Series B Convertible Notes accounted for under the fair value option, $46.4 million of fair value losses on embedded derivative liabilities related to the Preferred Units Financing, and $4.2 million of fair value losses on embedded derivative liabilities associated with the Macquarie Term Loan, $28.4 million of share-based compensation expense, and $23.7 million of inducement expense related to the Preferred Units Financing.

Working capital changes also impacted cash flows from operations. Accounts payable and accrued liabilities increased $10.8 million, reflecting growth in vendor activity related to pre-development efforts. This increase was partially offset by a $4.1 million use of cash related to prepaid expenses and other current assets, primarily driven by initial deposits and prepaid rent related to the TTU Lease associated with Project Matador.

Cash Flows Used in Investing Activities

For the period from January 10, 2025 (“Inception”) through September 30, 2025, net cash used in investing activities totaled $96.3 million. The primary driver was $89.0 million of investments in construction in progress for early-stage development of Project Matador, including equipment procurement. An additional $7.3 million was associated with the capitalized preacquisition cost. These investments reflect our continued execution of the development roadmap for Phase 0 and Phase 1 of the Project Matador campus.

Cash Flows Provided by Financing Activities

For the period from January 10, 2025 (“Inception”) through September 30, 2025, net cash provided by financing activities was $287.6 million. The primary sources of cash were $107.6 million from the issuance of Preferred Units, $100.0 million from the issuance of the Macquarie Term Loan, $75.5 million from the issuance of Series A Convertible Notes, and $26.1 million from the issuance of Seed Convertible Notes.

These inflows were partially offset by a $15.0 million payment of a promissory note, $6.5 million of deferred offering costs, and $1.0 million of debt issuance costs. The proceeds were used to support early operating activities, satisfy financing-related obligations, and advance preconstruction milestones for Project Matador.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires the appropriate application of certain accounting policies, many of which require us to make estimates, judgments and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and the impact of those events cannot be determined with certainty, the actual results will inevitably differ from our estimates. These differences could be material to the financial statements. We believe our application of accounting policies, and the estimates and assumptions inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, our application of accounting policies has been appropriate, and actual results have not differed materially from those determined using necessary estimates.

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Property, Plant, and Equipment

Construction in Progress

Construction in progress represents the accumulation of development and construction costs related to the Company’s capital projects. These costs are reclassified to property, plant, and equipment when the associated project is placed in service. The Company begins capitalizing project costs once acquisition or construction of the relevant asset is considered probable. Interest costs incurred associated with the construction are capitalized as part of construction in progress until the underlying asset is ready for its intended use. Once the asset is placed in service, the capitalized interest is amortized as a component of depreciation expense over the life of the underlying asset. Interest is capitalized on qualifying assets using a weighted average effective interest rate applicable to borrowings outstanding during the period to which it is applied, and limited to interest expense actually incurred.

Share-based Compensation

The Company accounts for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Equity instruments issued to employees and non-employees in exchange for goods or services are measured at fair value on the grant date and recognized over the requisite service period, which is generally the vesting period. The Company has elected to account for forfeitures as they occur.

The Company has granted restricted equity units (“REUs”) that vest upon the satisfaction of either a service-based condition only or a combination of service-based, performance-based, and market-based conditions. The grant-date fair value of REUs is generally determined based on the fair value of the Company’s units on the grant date. For awards that include a market-based condition, the grant-date fair value is estimated using a Monte-Carlo simulation model that incorporates assumptions such as expected term, expected volatility, and risk-free interest rates. Following the completion of the IPO, the fair value of each share underlying new awards will be based on the closing price of the Company’s common stock on the Nasdaq Stock Market on the grant date.

Share-based compensation expense is recognized on a straight-line basis over the requisite service period for awards with only service-based conditions. For awards with performance-based or market-based vesting conditions (or both) compensation expense is recognized using the graded vesting method over the requisite service period. For awards with performance-based conditions, expense recognition begins when the performance condition is deemed probable of achievement, and cumulative expense is recognized for service rendered to date. If the performance condition is not deemed probable, no expense is recognized until such time as it becomes probable.

The determination of grant-date fair value and the timing of expense recognition for awards containing market or performance conditions require significant judgement, including assumptions regarding the likelihood of achieving specific performance targets, the expected volatility of the Company’s common units or shares, and the expected term of the awards. These judgements could materially affect the amount and timing of share-based compensation expense recognized in future periods.

Fair Value of Class A and Class B Units

We have issued certain Class A and Class B Units as equity compensation. Each Class A and Class B Unit represents an identical economic interest in the Company. Class B Units are non-voting. For all issuances prior to our IPO, the fair value of the units granted was determined on the applicable grant date by our board of managers, which exercised reasonable judgment in the absence of a public trading market for our equity.

To determine the fair value of the units, our board considered a number of objective and subjective factors and relied on third-party valuations of the Company’s equity prepared in accordance with the guidance provided by the American Institute of Certified Public Accountants’ 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Practice Aid”). Key considerations in determining fair value included, but were not limited to:

●	the prices, rights, preferences, and privileges of the Company’s outstanding debt and equity instruments;

●	our business condition, results of operations, and related industry dynamics;

●	probabilities of success and resulting business enterprise valuation;

●	the likelihood, timing, and nature of a potential liquidity event;

●	the lack of marketability of our equity;

●	the Company’s cost of borrowing;

●	the market performance of comparable publicly traded companies; and

●	prevailing U.S. and global economic, capital market, and regulatory conditions.

Enterprise Valuation Methodology

Our third-party valuation firm prepares our valuations in accordance with the guidelines in the Practice Aid, which prescribes several valuation approaches for setting the value of an enterprise, such as the cost, income and market approaches, and various methodologies for allocating the value of an enterprise to its common stock. The cost approach establishes the value of an enterprise based on the cost of reproducing or replacing the property less depreciation and functional or economic obsolescence, if present. The income approach establishes the value of an enterprise based on the present value of future cash flows that are reasonably reflective of a company’s future operations, discounting to the present value with an appropriate risk adjusted discount rate or capitalization rate. The market approach is based on the assumption that the value of an asset is equal to the value of a substitute asset with the same characteristics. Our third-party valuation firm utilized the income approach to estimate the enterprise value of the Company. Under the income approach, enterprise value is determined using a discounted cash flow analysis that reflects management’s projections of future cash flows. These projected cash flows are discounted to present value using weighted average cost of capital, which is informed by market data from guideline public companies with comparable operating and financial characteristics, adjusted to reflect the Company’s stage of development, capital structure, and company-specific risk factors. The resulting enterprise value was adjusted by a probability decision tree to derive the value of the Company as of the valuation dates.

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies” to our consolidated financial statements for more information about recent accounting pronouncements and the anticipated effects on our consolidated financial statements.

Commitments and Contractual Obligations

Commitments

As of September 30, 2025, we had purchase commitments of approximately $134.0 million related to the Siemens Contract. Under the Siemens Contract, we are obligated to make the remaining contractual payments and related shipping costs pursuant to contract milestones. See Note 5, Acquisitions, for a description of the Firebird Acquisition and the related Siemens Contract.

As of September 30, 2025, the Company had various fixed and variable lease payment obligations associated with the TTU Lease. See Note 8, Leases, for additional information.

Contingencies

In the ordinary course of business, we may become party to various legal actions that are routine in nature and incidental to the operation of the business. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred, and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of September 30, 2025, we are not a party to any pending legal proceedings, and no claims have been asserted against us that, individually or in the aggregate, are expected to have a material effect on our financial position or results of operations.

As part of the Firebird Acquisition, the Company also assumed the obligation to pay NPI to the Seller. Under the NPI, the Company is liable to pay a portion of 2.5% of net operating income from the first 1000 MW of installed dispatchable generation capacity at the Company’s data center campus. See Note 5, Acquisitions, for more information.

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk and changes in interest rates. As of September 30, 2025, we had cash and cash equivalents and restricted cash of $183.0 million, consisting of investments in cash and cash equivalents. Due to the short-term duration of our investment portfolio, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value.

Item 4. Controls and Procedures

Limitation on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2025 due to the material weaknesses in our internal control over financial reporting described below.

Previously Reported Material Weakness

A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

As disclosed in the Prospectus, we previously identified material weaknesses in our internal control over financial reporting related lack of formalized processes, policies, and procedures, inadequate segregation of duties across functions relevant to financial reporting, and an insufficient number of qualified personnel within our accounting, finance, and operational functions who possess an appropriate level of expertise to provide reasonable assurance that transactions are being appropriately recorded and disclosed. We have concluded that the material weakness exists because we are a newly formed company and have not yet fully developed or implemented our internal control over financial reporting or operational control environment, and therefore do not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company. The deficiencies identified did not result in a misstatement to our financial statements.

Remediation Plans

We have taken and will continue to take certain actions to remediate these material weaknesses, including:

●	designing and documenting an internal controls framework, including control activities over financial reporting, modelled on the Committee of Sponsoring Organizations (COSO) principles, with periodic internal reviews and testing;

●	implementing formal policies and procedures to govern key financial processes and internal controls, including documented accounting policies aligned with U.S. GAAP standards and supported by external advisors;

●	hiring additional qualified personnel with appropriate expertise in operational finance activities, accounting, and financial reporting, including the appointment of a Chief Financial Officer and financial reporting expert, and the establishment of an experienced finance team with public company financial reporting and internal controls expertise;

●	enhancing segregation of duties across critical accounting and operational functions and implementing robust liquidity planning and cash management controls to support daily operating needs and strategic investments;

●	evaluating and implementing appropriate financial and reporting systems to support internal controls requirements including engagement of a third-party accounting advisory firm to assist with timely remediation of control deficiencies; and

●	establishing an audit committee composed of independent directors to provide oversight of our financial reporting and internal control environment.

We believe we are making progress toward achieving effectiveness of our internal control over financial reporting. The actions that we are taking are subject to ongoing management review and audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequently evaluated their design and effectiveness over a sufficient period of time, and management concludes, through testing, that these are operating effectively. We may also conclude that additional measures are required to remediate the material weaknesses in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceedings that we believe would have a material adverse effect on our business, financial condition, results of operations or cash flows. From time to time, we may be involved in legal proceedings in the ordinary course of business. The outcome of any such legal proceedings, regardless of the merits, is inherently uncertain. We may not be successful in defending ourselves in litigation and, as a result, our business, financial condition, results of operations or cash flows could be materially adversely affected.

As of the date of this Quarterly Report on Form 10-Q, we are not subject to any formal proceedings before the NRC. However, we anticipate active engagement in the NRC’s ongoing review of our COL Application that was submitted in June 2025. This process may involve technical audits, requests for additional information, and public hearings prior to issuance of a final license. Such proceedings are procedural in nature but may introduce delays or conditional findings that affect project timelines.

We are not currently aware of any litigation or opposition from environmental groups, public interest organizations, or state or local entities related to Project Matador development. Nevertheless, infrastructure projects of this scale can be subject to citizen complaints, permitting appeals, or policy interventions that may impact construction timelines or regulatory approvals.

Additionally, we anticipate further state-level infrastructure reviews associated with water withdrawal permits and site air quality registration. Further, we anticipate further assessment and remediation of historical environmental conditions.

Item 1A. Risk Factors

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a development-stage company with no operating history or historical revenue, and we face execution risk across all major components of our business.

●	We have not yet constructed our facilities or entered into any binding contract with any tenants, and there is no guarantee that we will be able to do so in the future. Our limited commercial operating history makes it difficult to evaluate our prospects, the risks and challenges we may encounter and our total potential addressable market. Any delays or setbacks we may experience could have a material adverse effect on our business, financial condition and results of operations, and could harm our reputation.

●	We will be dependent on third-party manufacturing and supply chain relationships to build and operate our facilities. Our reliance on third parties and suppliers involves certain risks that may result in increased costs, delays, and loss of revenue.

●	We will require significant additional capital to construct and complete Project Matador, and we may not be able to secure such financing on time with acceptable terms, or at all, which could cause delays in our construction, lead to inadequate liquidity and increase overall costs.

●	Technological advances or disruptive innovations, specifically advancements in artificial intelligence, may outpace our development cycle, and we are exposed to technology obsolescence across all major asset classes.

●	We may not achieve tenant adoption at the pace or pricing levels required for financial viability.

●	We depend on third-party vendors, contractors, and consultants to support our business.

●	Terrorist attacks, cyberattacks and threats may compromise the integrity of our hybrid grid systems and could have a material adverse effect on our business, financial condition, and results of operations.

●	Our use of technologies and systems that use AI or large-scale language models (“LLMs”), including MATRIX (our AI-powered project management and operational execution platform), given the dynamic state of such technologies, may cause inadvertent or unexpected impacts that may introduce new operational, legal, and regulatory risks that could adversely affect our business, financial condition, or results of operations.

●	Project Matador is an unprecedented, large-scale, multi-phase development effort that presents significant planning, execution, and coordination risks.

●	Our ability to develop and retain site control depends on maintaining our leasehold interest with the Texas Tech University System.

●	The scale of infrastructure planned at Project Matador will require extensive permitting, interconnection, and third-party coordination.

●	High demand for, constraints on the supply of, and increasing costs for industrial scale gas-fired turbines could lead to significant delays in our ability to develop the natural gas fired power generation infrastructure we will need to achieve our power delivery goals on the schedule we are projecting.

●	Westinghouse Reactors and SMRs can be costly and time consuming to construct and commercialize. Delays and cost overruns arising from issues with our procurement, licensing and other regulatory approvals, construction and commercialization of nuclear reactors may materially adversely affect our business.

●	Our construction and delivery timeline estimates for our facilities and other equipment may increase due to a number of factors, including the degree of pre-fabrication, standardization, on-site construction, long-lead procurement, contractor performance, facility pre-operational and startup testing, demand for repairs and other site-specific considerations.

●	Our business operations rely heavily on securing agreements with suppliers for essential materials, equipment, and components which will be used to construct Project Matador facilities.

●	If we cannot obtain required permits, licenses and regulatory clearance or approvals for Project Matador or our operations, or are unable to maintain such permits, licenses or approvals, we may not be able to continue or expand our operations.

●	We are subject to complex, evolving, and potentially burdensome regulatory requirements.

●	Accidents involving nuclear power facilities, including but not limited to events similar to the Three Mile Island or Fukushima Daiichi nuclear accidents, or other high profile events involving radioactive materials, could materially and adversely affect the public perception of the safety of nuclear energy, our customers and the markets in which we operate and potentially decrease demand for nuclear energy or facilities, increase regulatory requirements and costs or result in liabilities or claims that could materially and adversely affect our business.

●	We are subject to federal environmental review processes, including the National Environmental Policy Act (“NEPA”), that may materially delay or restrict project development.

●	Commodity prices (particularly for natural gas) could impact the economic viability of our businesses or impair our ability to commence operations if we are not able to adequately pass through the cost of natural gas and other raw materials to our tenants.

●	Our near-term revenue may be heavily concentrated among a small number of anchor tenants.

●	Failure of any major tenant to perform under its lease could result in material financial losses.

●	We intend to elect to be classified as a REIT for U.S. federal income tax purposes. Our failure to qualify or maintain our qualification as a REIT for U.S. federal income tax purposes would reduce the amount of funds we have available for distribution and limit our ability to make distributions to our shareholders.

●	Adverse macroeconomic conditions could impair our ability to raise capital or complete development phases.

●	As a result of becoming a public company, we will be obligated to develop and maintain proper and effective internal controls over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

●	We have identified a material weakness in our internal control over financial reporting. If our remediation of the material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

●	The JOBS Act will allow us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC. We cannot be certain if this reduced disclosure will make our common stock less attractive to investors.

●	Risks related to the volatility of our common stock, and provisions in our Charter and Bylaws.

A significant portion of our total outstanding shares of common stock are restricted from immediate resale but may be sold into the market in the near future. The sale of such shares could cause the market price of our common stock to drop significantly.

Risk Factors

Risks Related to Our Business and Industry

We are a development-stage company with no operating history or historical revenue, and we face execution risk across all major components of our business.

Fermi was recently formed and is currently in the early stages of developing Project Matador. We have not generated any revenue to date and do not expect to do so until the first subleases of our data center shell and the delivery of behind-the-meter energy commence, which we expect will not occur until 2026. Given our early stage of development, it is difficult to predict what results we might ultimately achieve. Our ability to actually achieve our expected results and our business model depends on, among other things, our ability to construct, permit, finance, and operate large-scale infrastructure projects in the nuclear, natural gas, solar, and data center verticals—simultaneously. If we fail to timely deliver and make Project Matador operational on budget, on time or at all, our business may prove unsuccessful.

We have not yet constructed our facilities or entered into any binding contracts with any tenants, and there is no guarantee that we will be able to do so in the future. Our limited commercial operating history makes it difficult to evaluate our prospects, the risks and challenges we may encounter and our total potential addressable market. Any delays or setbacks we may experience could have a material adverse effect on our business, financial condition and results of operations, and could harm our reputation.

Our business plan to construct and operate Project Matador depends on, among other things, our ability to negotiate and enter into binding agreements with potential tenants to lease our facilities. If no potential near-term tenant enters into such binding agreement with us, our planned construction and operation of Project Matador could be significantly delayed. Such delays would result in delays in revenue and could hinder our ability to gain market traction with other potential tenants and/or trigger an early termination right of the landlord under the Lease. Additionally, there are conditions to the commencement of our Lease, including the termination or expiration of certain leases in existence at the Project Matador Site, satisfaction of all existing encumbrances, receipt of a surface waiver with respect to certain mineral rights in existence at the Project Matador Site, obtaining financing for the Phase 1 buildout, and the execution and delivery of a term sheet for our first tenant. See “—Risks Related to Project Matador—Our ability to develop and retain site control depends on maintaining our leasehold interest with the Texas Tech University System.”

As a result of our limited commercial operating history and ongoing changes in our new and evolving industry, including evolving demand for the types of products and services we offer and the potential development of technologies that may prove more efficient or effective for our intended use cases, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. Therefore, our internal estimates relating to the size of our total addressable market may not be correct. In addition, our expectations with respect to our total potential addressable market may differ from those of third parties, including investors or securities analysts.

We may experience operational or process failures and other problems during the construction or operation of Project Matador. Any failures or setbacks, particularly in the initial phases of Project Matador, could harm our reputation, our ability to attract tenants, and have a material adverse effect on our business and financial condition.

We are a development stage company with a history of financial losses (e.g., negative cash flows), and we expect to incur significant expenses and continuing financial losses at least until Project Matador becomes commercially viable, which may never occur. We will require substantial additional future funding to support our operations and implementation of our growth plans.

We expect our operating expenses to increase over the next several years and to continue to incur operating losses for the foreseeable future as we expand and develop, and we will need substantial additional capital from external sources over an extended period to fund such development. If we are unable to raise additional capital, we may need to make significant adjustments to our business plan or significantly delay or scale back Project Matador, any of which could have a material adverse effect on our results of operations, financial condition and cash available for distribution. If we are unable to raise additional funding, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We do not expect to generate meaningful revenue unless and until we are able to finalize development of and commercialize Project Matador, and we may not be able to do so on our anticipated timetable, if at all. We expect our expenses and capital expenditures to increase in connection with our ongoing activities, including developing and advancing Project Matador. In addition, we expect to incur additional costs associated with operating as a public company. Historically, our primary source of funding to support our operations has been from capital raises and equipment financings.

Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If we raise additional funds by issuing equity securities, our shareholders will experience dilution. If we raise additional capital through debt financing, we may be subject to covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our securities, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our shareholders. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be required to delay, scale back or terminate some or all of projects within Project Matador and we may not be able to raise the necessary capital or obtain financing on favorable terms, if at all.

We will require significant additional capital to construct and complete Project Matador, and we may not be able to secure such financing on time with acceptable terms, or at all, which could cause delays in our construction, lead to inadequate liquidity and increase overall costs.

The capital expenditures we expect to incur as we complete the development of Project Matador will be significant. We currently estimate that the total capital expenditures we will incur to complete the development of Phase 0 and Phase 1 of Project Matador could exceed $2 billion in the aggregate. The required capital expenditures for the remaining phases are difficult to estimate, but we expect to require substantial additional capital well in excess of that required for Phase 0 and Phase 1. In addition, to the extent we take advantage of the optionality to increase the size of the total power deployed at this site, our total required capital would increase proportionately and substantially.

Additional capital may not be available in the amounts required, or on favorable terms. In addition, if any adverse findings are discovered at any stage during the course of our development of Project Matador that would render part of, or all of, the Project Matador Site to be unsuitable or we discover flaws that may decrease the value of the Project Matador Site as collateral for purposes of any financing, then we may not be able to obtain the financing necessary to construct Project Matador on favorable terms, or at all. Furthermore, any adverse changes in power demand that affect the competitiveness of Project Matador or any failure on our part to obtain or comply with necessary permits or approvals may also hinder our ability to obtain necessary additional capital or financing.

Delays in the construction of Project Matador beyond the estimated development period could increase the cost of completion beyond the amounts that we estimate and beyond the then-available proceeds from rent payments from our tenants we expect to receive, which could require us to obtain additional sources of financing to fund our operations until Project Matador is fully completed (which could cause further delays). Moreover, many factors (including factors beyond our control) could result in a disparity between liquidity sources and cash needs, including factors such as construction delays and breaches of agreements.

Our ability to obtain financing that may be needed to provide additional funding will depend, in part, on factors beyond our control and that funding may not be available to us on commercial terms or at all. For example, capital providers or their applicable regulators may elect to cease funding nuclear projects or certain related businesses. Accordingly, we may not be able to obtain financing on terms that are acceptable to us, or at all. Even if we are able to obtain financing, we may have to accept terms that are disadvantageous to us or that may have an adverse impact on our business plan and the viability of the relevant project. The failure to obtain any necessary additional funding could cause any or all of our projects to be delayed or not be completed. Any delays in construction could prevent us from commencing operations when we anticipate and could prevent us from realizing anticipated cash flows, all of which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, financing requirements, liquidity, prospects and the price of our common stock.

We are dependent on third-party manufacturing and supply chain relationships to build and operate our facilities. Our reliance on third parties and suppliers involves certain risks that may result in increased costs, delays, and loss of revenue.

We do not have the resources to build our own facilities, and we extensively rely on third parties for materials for our business. As a result, we are subject to risks associated with these third parties, including:

●	insufficient capacity available to meet our demand on time;

●	inability of our suppliers to obtain the equipment or replacement parts necessary to fully operate our facilities or expand available manufacturing capacity;

●	inadequate manufacturing yields and excessive costs;

●	inability of these third parties to obtain an adequate supply of raw materials;

●	extended lead times on supplies used in the building and operation of our facilities;

●	limited warranties on products supplied to us; and

●	potential increases in prices (including the cost of freight and potential or increased tariffs).

Our industry has experienced the effects of manufacturing capacity constraints. The ongoing war in Ukraine and the Middle East, and related international sanctions and restrictions have impacted supply chains for manufacturers. To mitigate this, the U.S. government has taken steps to create tariff exemptions for nuclear energy projects and data center development, which we expect to benefit Project Matador. Notwithstanding these mitigating steps, these supply challenges have impacted, and may continue to impact, our ability to fully satisfy the necessary supplies, resources and products required by our business and Project Matador. In addition, the rapid growth in demand for natural gas-fired combustion turbine generators caused by the development of new data centers has produced a backlog in orders for new combustion turbines from manufacturers, such as Siemens and GE Vernova, which could adversely impact our plans to purchase and procure additional gas-fired combustion turbines for timely delivery to Project Matador.

In some cases, our requirements may represent a small portion of the total production or business of our third-party suppliers. Our external partners may not devote the necessary resources to our business even when requested by us. Each of these events could increase our costs, lower our gross margin, delay the construction and delivery of our projects, and cause us to hold more inventories, or materially impact our ability to deliver our products on time.

We will need to hire additional skilled employees as we grow and scale up Project Matador, and there is no assurance we will be successful in recruiting, hiring, and training the personnel we need.

While we believe our proximity to the Pantex Plant provides us with access to a large pool of skilled nuclear professionals, there is no assurance that we will be successful in recruiting, hiring, training, and retaining the personnel we need. If we are unable to hire the personnel we need, our ability to achieve our aggressive growth and development milestones could be adversely affected.

The data center and energy markets are highly competitive and rapidly evolving.

We compete with a variety of hyperscale data center REITs, cloud providers, colocation operators, infrastructure funds, and sovereign-backed power developers. These competitors may have greater access to capital, more established tenant bases, deeper vendor relationships and fewer regulatory hurdles. In addition, our focus on the AI infrastructure segment introduces unique risks due to the high concentration of demand among a small number of potential hyperscaler tenants, such as X.AI Corp. (“xAI”), OpenAI, Inc., and Anthropic PBC. In addition, the AI infrastructure segment faces rapid shifts in compute density, chip cooling technology, and bandwidth requirements. These technological developments may require significant capital investment and continuous innovation. We may be unable to meet these evolving demands, resulting in lost business or underutilized capacity. Additionally, if we fail to anticipate shifts in chip architectures or cannot source the equipment required by our tenants, our infrastructure may become obsolete or misaligned with market needs and our cash flows may be affected.

AI and Large-scale Language Model “LLM” infrastructure requirements are changing faster than conventional infrastructure can be developed.

The compute requirements for AI training and inference are scaling exponentially, with current models now requiring tens of megawatts per training cycle and high-throughput, ultra-low latency interconnects between GPUs, memory storage, and cooling systems. If our infrastructure design—particularly with respect to power delivery and cooling configurations—does not keep pace with the technical standards demanded by these workloads, our facilities may be underutilized or obsolete before full occupancy. Furthermore, the Project Matador Site’s edge advantage may be eroded over time if competitors offer modular or prefabricated solutions with faster time-to-power and we may lose prospective tenants to faster-moving providers.

The AI and hyperscaler market may not adopt our private infrastructure platform at the speed or scale we anticipate.

The success of our business model depends on continued rapid growth in demand for AI-specific data center capacity and hyperscaler willingness to procure compute co-located with behind-the-meter generation. While current trends suggest a “race” among leading U.S. technology firms to secure independent energy ecosystems, we cannot guarantee that tenants will sign binding leases at the pace required to fund Project Matador milestones.

Additionally, shifts in global interest rates, capital expenditures by our future tenant base, adoption of alternative AI chips or edge-compute technologies, or improvements in utility grid capacity could reduce the relative attractiveness of our solution. Our model assumes that grid-constrained growth will drive long-term tenant demand for co-located energy and compute—a condition that may not persist under alternative regulatory regimes or as noted in the technological futures. In the event the AI and hyperscaler market fails to adopt our private infrastructure platform at the speed or scale we anticipate, our business prospects, financial condition, results of operations and cash flows would be materially adversely impacted.

Technological advances or disruptive innovations, specifically advancements in AI, may outpace our development cycle, and we are exposed to technology obsolescence across all major asset classes.

The AI and compute infrastructure industries are rapidly evolving. We have been and will continue to be dependent on innovations in technology offerings by our vendors, as well as the adoption of those innovations by tenants. Breakthroughs in chip design, immersion cooling, energy storage, or synthetic power generation could materially reduce the competitive edge of our offerings. Tenants may delay spending while they evaluate any new technologies or may choose providers with more current infrastructure. The rapid pace of innovation in semiconductor design, AI model architecture, power electronics, and battery storage means that capital investments in one generation of infrastructure may be made obsolete before full monetization is realized. If new technologies require materially different site layouts, interconnect systems, or energy delivery formats, portions of our developed capacity may become outdated or require costly retrofits.

This risk will be heightened in our nuclear and gas assets, where multi-decade operating lives must be matched with evolving tenant power profiles. New technologies, including next-generation cooling, zero-carbon dispatchable power, or quantum compute platforms, could make some or all of our infrastructure obsolete or noncompetitive.

Emerging AI technologies, such as demonstrated by Hangzhou DeepSeek Artificial Intelligence Basic Technology Research Co., Ltd. (DeepSeek), may allow for complex AI operations to be executed with significantly less computing power than is currently required. If AI developers are able to achieve the same or better performance outcomes with more energy-efficient, cost-effective, or less resource-intensive technologies, they may adjust their need for large-scale, high-capacity power solutions. This shift could have an adverse effect on our business, results of operations, and financial condition. We continuously monitor industry trends and will invest in innovation to mitigate these risks. However, we may not be able to anticipate or respond effectively to such changes, which could have an adverse effect on our business, results of operations, and financial condition.

We may not achieve tenant adoption at the pace or pricing levels required for financial viability.

Although we are actively negotiating with prospective tenants, we have entered into a single letter of intent as of the date of this report and have largely only received expressions of interest from what we believe are AI ecosystem leaders and there is no guarantee these entities will execute leases with us or maintain full occupancy under our pricing assumptions. Additionally, tenants often have significant bargaining power and may demand capital support, infrastructure rebates, or operational guarantees that may increase our costs or reduce our profitability. A failure to achieve tenant adoption at an adequate pace and at assumed pricing levels may have a material adverse impact on our business prospects, financial condition, results of operations and cash flows.

We will initially derive substantially all of our revenue from the lease with the First Tenant contemplated by the Tenant LOI we entered into on September 19, 2025. We anticipate that the lease with the First Tenant and any leases we enter into with other tenants will contain certain milestones and conditions precedent that, if we are unable to meet, could result in significant liquidated damages or termination of the lease agreements, which would subject us to significant losses and have a material adverse effect on our business prospects, financial condition, results of operations and cash flows.

If we fail to meet certain milestones with dates to be specified in the lease with any of our tenant leases, including delivery of schematic design documents, delivery of design development documents and construction documents, early access completion, definitive agreements with SPS, including a definitive agreement with SPS by the end of 2025 in the case of the lease with the First Tenant, and substantial completion and final completion of the construction of powered shells by certain specified deadlines, these tenants will be entitled to substantial liquidated damages that would have a material adverse effect on our financial position and liquidity. In addition, if we fail to meet the aggressive milestones we set out under these lease agreements, even by a matter of weeks, the tenants may terminate their lease agreements and we would be obligated to repay amounts equal to or in excess of any and all accrued rent credits and other amounts advanced to us in the form of any prepayments or reimbursements, which amounts would be significant. Any such termination and required repayments would likely lead to our insolvency. A termination of the lease with the First Tenant would cause us to lose substantially all of our revenue and cause us to have to find an alternative source of revenue to meet any financing obligations and to prevent a default under such financings. If the lease with the First Tenant is terminated, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing the premises.

Our ability to complete the project milestones is subject to substantial risks, many of which are out of our control. See “— Risks Related to Our Business and Industry”, “— Risks Related to Project Matador” and “— Risks Related to Our Regulatory Environment and Energy Generation.” Similar projects have frequently experienced time delays and cost overruns in construction and development as a result of the occurrence of various of these risks, and we may experience similar events, any of which could have a material adverse effect on our business prospects, financial condition, results of operations and cash flows.

We may not enter into a definitive lease with the First Tenant.

Although we have entered into the non-binding First Tenant LOI, there is no guarantee that the definitive lease with the First Tenant will be executed. We cannot guarantee that we will be able to negotiate the definitive lease with the First Tenant on favorable terms, or that such definitive lease will have the same terms as set forth in the First Tenant LOI.

We depend on third-party vendors, contractors, and consultants to support our business.

From licensing and permitting to design, procurement, construction, and operations, we depend on a complex ecosystem of third-party providers to execute our development roadmap. These parties include, among others, nuclear and gas engineering firms, construction managers, legal advisors, fiber network providers, and control system integrators. If any such party experiences delays, disputes, or insolvency, or we lose our license or use rights to critical third-party technology, it could materially adversely impact the timing of delivery, cost, or quality of our infrastructure solution and our ability to attract tenants.

Terrorist attacks, cyberattacks and threats may compromise the integrity of our hybrid grid systems and could have a material adverse effect on our business, financial condition, and results of operations.

Our energy and compute infrastructure will rely on highly integrated operational technology, industrial control systems, and data center automation platforms, many of which will be internet-connected or exposed to remote access for diagnostics, supervisory control, data acquisition, and maintenance. These systems are increasingly targeted by nation-state and criminal actors, and even advanced cybersecurity protocols cannot fully eliminate risk. In addition, we will rely on third-party cloud infrastructure providers and Software-as-a-Service platforms to operate and manage core elements of our data, diagnostics, and control environments. Any compromise or service disruption affecting these external providers could impair our visibility into asset performance or interrupt critical operations.

A successful attack on our nuclear, gas, solar, battery, or tenant-facing compute infrastructure could result in physical damage, loss of service, ransom demands, data exposure, or regulatory fines. Moreover, nuclear assets are subject to elevated NRC physical security requirements and cybersecurity standards, which imposes specific requirements on digital system integrity. For our nuclear and gas assets, a cyber breach could also raise safety, environmental, or emergency preparedness concerns, potentially triggering regulatory shutdowns, incident investigations, or long-term reputational harm beyond the direct operational impacts. Energy and AI-related infrastructure have been identified as strategic targets for future attacks, and, as such, may face greater risk of disruption or exploitation than other asset classes. In addition, such an incident at any nuclear power facility, globally, may lead to heightened regulatory standards and scrutiny across the entire industry, leading to increased regulatory compliance burdens, loss of revenue, and incidental costs related to the alteration of infrastructure, assets, or systems.

In the ordinary course of business, we will collect, store, and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. While we will regularly review any obligations we may have under applicable data privacy or data protection laws, any actual or perceived failure to comply with new or existing laws, regulations and other requirements could cause substantial harm to our business or result in investigations, claims, proceedings, or other liabilities that could hurt our reputation and brand, incur significant expenses, and divert management’s attention. We expect to also outsource elements of our operations to third parties, and as a result we will manage a number of third-party contractors who have access to our confidential information. Regarding our nuclear assets, we will be subject to the NRC’s regulations in this area, and for all of our electric generation and related electric infrastructure, we will be subject to regulation by the U.S. Federal Energy Regulatory Commission (“FERC”), the Southwest Power Pool (the “SPP”), the Public Utility Commission of Texas (the “PUCT”), the North American Electric Reliability Corporation (“NERC”), and the Midwest Reliability Organization (“MRO”), the violation of which could carry regulatory enforcement action.

While we expect to implement a comprehensive set of security measures, our operational technology, industrial control systems, and data center automation platforms and those of our contractors and consultants may be vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to data leakage. In particular, ransomware attacks could result in prolonged operational outages across our compute and energy infrastructure, delay site commissioning, or trigger fail-safe shutdowns of critical systems. More sophisticated attack vectors, such as spear phishing, credential stuffing, and deepfake-based social engineering, may further undermine our ability to detect and prevent compromise. These disruptions could materially affect our ability to fulfill tenant obligations and meet development milestones. We are not able to anticipate, detect, or prevent all cyberattacks, particularly as attackers adapt methods to evade detection and exploit zero-day vulnerabilities. Additionally, some cyber incidents, including surveillance, data exfiltration, or deepfake impersonation, may go undetected for extended periods.

As part of our planned reviews of potential risks, we will analyze emerging cyber security threats to us and our contractors, consultants, business partners and other third parties as well as our plans and strategies to address them. Our board of directors, which will have oversight responsibility for cyber security risks, is expected to be briefed by management on such analyses. Oversight responsibilities will include review of threat assessments, incident response plans, vendor cybersecurity practices, and the coordination of efforts across operations, legal, privacy, and IT teams.

As a public company, we are also subject to the cybersecurity disclosure and incident reporting requirements adopted by the SEC, which may increase the cost and complexity of our compliance efforts and expose us to additional scrutiny in the event of a cyber incident.

Additionally, the board of directors is responsible for overseeing the adequacy of management’s conduct of threat environment and vulnerability assessments, management of cyber incidents, pursuit of projects to strengthen internal cyber security and the cyber security of our suppliers and other service providers, work with the Company’s privacy and legal teams, coordination with the Company’s operations teams to evaluate the cyber security implications of our products and offerings, and coordination of efforts to monitor, detect, and prevent future cyber threats. In addition, the board of directors, or a duly authorized committee thereof, will annually review our risk profile with respect to cybersecurity matters. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our products could be delayed. We may also be required to expend significant additional capital or operating costs to investigate and remediate vulnerabilities, strengthen controls, or comply with evolving cybersecurity regulations.

Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including, but not limited to, intellectual property, proprietary business information, export-controlled information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information related to our employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

We will be required to continuously upgrade cybersecurity controls, test defenses, and maintain redundancy and isolation protocols. Any failure could materially impair our operations or tenant relationships. We expect to maintain cybersecurity insurance, but such coverage may not be adequate to cover all losses. Certain consequential or reputational damages may not be insurable, and we may be required to self-fund recovery efforts, litigation costs, and regulatory penalties. As cyberattacks increase globally in frequency and severity, the cost of such insurance may increase and availability of such insurance may also decline. Any failure to prevent, detect, or respond to cybersecurity incidents could materially impair our operations, delay our infrastructure roadmap, damage our relationships with tenants or regulators, and result in significant legal or financial exposure.

Our use of technologies and systems that use AI or LLMs, including MATRIX, given the dynamic state of such technologies, may cause inadvertent or unexpected impacts that may introduce new operational, legal, and regulatory risks that could adversely affect our business, financial condition, or results of operations.

Like many companies, we are using and looking for more opportunities to use AI technologies (including MATRIX), including those that leverage LLMs, in an effort to reduce costs and run our business efficiently. In particular, we are evaluating opportunities to leverage AI operations in our research and development efforts, as well as in operational areas like procurement and contract management. However, some of these technologies are nascent, including MATRIX, and their reliability and effectiveness is unproven. As a result, the resources and time we expend to develop and/or use such systems may ultimately fail to create efficiencies and may even make us less efficient. Additionally, these systems may hallucinate or generate incorrect outputs that may negatively impact our business or operations in unexpected ways if we fail to identify and screen out such errors, particularly if we are using such technologies in our research and development efforts (for example, if we use such technologies to help us evaluate design parameters), as we intend to do with MATRIX.

Additionally, the legal and regulatory framework that applies to the use of AI technologies is rapidly evolving. New and proposed laws in the United States and abroad, including the European Union Artificial Intelligence Act, U.S. federal and state laws, and FTC enforcement actions, may restrict certain uses of AI, increase compliance costs, or subject us to disclosures or civil penalties. Such evolving laws and regulations may prevent or limit us from being able to effectively use such technologies, may impact the costs of using or maintaining such technologies, may cause operational costs if we need to change processes that we implement to use such technologies or third-party providers that provide such processes, or may subject us to legal or regulatory liabilities. Our failure to adequately manage the risks associated with AI use could adversely affect our operations, expose us to liability, or harm our reputation.

Risks Related to Project Matador

Project Matador is an unprecedented, large-scale, multi-phase development effort that presents significant planning, execution, and coordination risks.

Fermi’s flagship project, Project Matador, is among the largest hybrid infrastructure developments in the United States, that will combine hyperscale data centers and vertically integrated energy assets on a single 5,236-acre site. We will hold 4,523 acres of the Project Matador Site under the Lease following the lease commencement date and will hold the remaining 713 acres of the Project Matador Site following the land exchange contemplated under a land exchange agreement with the Texas Tech University System. Coordinating the simultaneous construction and operation of nuclear, gas, solar, battery, fiber, cooling, and computing systems creates an extraordinary degree of interdependency. Errors in sequencing, delayed component delivery, construction conflicts, or design misalignment across asset classes could significantly impact deployment timelines, construction costs, tenant onboarding, or overall operability. In addition, Project Matador requires a significant amount of capital for build out and we may not be able to access this financing in the amounts or at the costs currently anticipated. Failure to obtain this capital will significantly and adversely affect our efforts to complete Project Matador.

Our ability to develop and retain site control depends on maintaining our leasehold interest with the Texas Tech University System.

We hold the Project Matador Site under the Lease. In order for us to begin development on the Project Matador Site, the Lease provides that we must first receive a notice to proceed from the Texas Tech University System, which notice is conditioned on, among other things, (i) delivery by us of sufficient evidence to demonstrate that we have secured full and unconditional funding and financing for Phase 1 of Project Matador, including capitalized interest and all capital costs set forth in the development budget, (ii) an executed lease with a Phase 1 tenant, (iii) receipt of insurance policies covering the premises of the Project Matador Site, (iv) delivery of environmental site assessments, (v) letter of credit in the amount of $5,000,000 and (vi) receipt of all necessary permits and approvals for the commencement of construction of Phase 1.

The Lease further includes provisions that may trigger reversion or early termination in the event of non-performance, tenant abandonment, or violation of specified land-use covenants. The Lease also requires us to demonstrate tenant adoption or construction commencement within defined milestones, failure of which could jeopardize our right to continue development.

Furthermore, the Lease is governed under Texas state law and may be subject to political or administrative changes in future governance of the university or state policy shifts relating to nuclear energy or AI infrastructure. Our inability to receive the notice to proceed, or any adverse modification or termination of the Lease could have a materially adverse effect on our ability to execute our business model and deliver committed capacity to hyperscaler tenants.

The scale of infrastructure planned at Project Matador will require extensive permitting, interconnection, and third-party coordination.

The scope of infrastructure for Project Matador—spanning substations, cooling corridors, high-pressure gas delivery, nuclear construction, multiple types of other electric generating and storage facilities, and data center capacity—necessitates cooperation with dozens of agencies, vendors, and EPC contractors. A delay or dispute with any one of these counterparties or regulators could cascade into project-wide impacts. For example, if transmission infrastructure or water lines are delayed, it could stall multiple phases simultaneously. Coordinating these layers in parallel, with differing regulatory timelines, creates real risk for budget overruns or missed commercial operation dates (“CODs”).

We may face significant construction delays and global supply chain disruptions that could materially impact project timelines and costs.

Project Matador requires timely procurement of gas turbines, transformers, power electronics, nuclear reactor components (including uranium), heating-ventilation-and air conditioning (“HVAC”) systems, and modular data center elements—many of which originate from international vendors. Geopolitical conflict, trade restrictions and tariffs, maritime shipping delays, or semiconductor shortages may delay site readiness, reduce operational capacity, or force reprioritization of development phases. In addition, recent global supply chain disruptions have increasingly affected both the availability and cost of raw materials (including uranium), component manufacturing and deliveries. These disruptions may result in delays in equipment deliveries and cost escalations that could adversely affect our business. Prolonged disruptions in the supply of any of our key materials or components, difficulty finding qualifying new sources of supply, implementing the use of replacement materials or new sources of supply or any volatility in prices could have a material adverse effect on our ability to operate in a cost-efficient, timely manner. Such prolonged disruptions could also cause us to experience cancellations or delays of scheduled launches, tenant cancellations or reductions in our prices and margins, any of which could harm our business, financial condition, results of operations and cash flows.

The ongoing military conflict in Ukraine has escalated tensions between the United States and its North Atlantic Treaty Organization (“NATO”) allies, on one hand, and Russia, on the other hand. The United States and other NATO member states, as well as some non-member states, have imposed sanctions against Russia and certain Russian banks, enterprises, and individuals. These actions include sanctions on Russian companies that supply low-enriched uranium (“LEU”) to fuel nuclear reactors, representing a potential and material supply chain risk to companies that develop and operate nuclear reactors in the United States. These sanctions have impacted the commercial availability of LEU and increased the cost of uranium enrichment services and could potentially increase the cost and timing of receipt of LEU, which could have a material adverse effect on our ability to deploy our Westinghouse Reactors at the Project Matador Site.

The scale and complexity of Project Matador’s multi-source energy platform—including nuclear, natural gas, solar, and battery assets—exposes us to construction and logistics risks at each development phase. The availability of critical path equipment such as heat exchangers, reactor modules, turbines, switchgear, and gas infrastructure is subject to global supply chain variability and vendor capacity. Many components required for nuclear construction, including pressure vessels, reactor coolant pumps and steam generating equipment, are manufactured by a limited number of qualified suppliers and may require long-lead orders with multi-year production timelines.

We do not have manufacturing assets and will rely on third-party manufacturers and construction firms to build our facilities. Moreover, we are dependent on future supplier capability to meet production demands attendant to our forecasts. If our supply chain cannot meet the schedule demands of the market, our projected sales revenues could be materially impacted.

Additionally, shortages in skilled labor, construction permitting delays, inclement weather, or force majeure events could delay or halt construction of major systems. Each delay can cause cascading impacts on integration, interconnection, and tenant move-in schedules, reducing our ability to generate revenue or meet Lease milestones.

High demand for, constraints on the supply of, and increasing costs for industrial scale gas-fired turbines could lead to significant delays in our ability to develop the natural gas fired power generation infrastructure we will need to achieve our power delivery goals on the schedule we are projecting.

Project Matador expects to include up to 4.5 GW of gas fired power, with the potential to deploy in excess of that amount. Industrial scale gas fired turbines are in high demand in the United States and globally for grid power generation, new and expanded LNG facilities and AI hyperscalers, creating significant delays in delivery as well as increasing costs. This increase in demand for gas-fired combustion turbines, after years of little or no demand for new gas-fired combustion turbines, appears to have significantly outstripped available supply, resulting in reports of lead-times for delivery of new gas-fired combustion turbines of up to seven years. In addition, our purchase of certain used gas-fired combustion turbines presents a risk that a prior owner may not have maintained such turbines in accordance with manufacturer’s recommendations. As a result, we could experience significant delays and increased costs in obtaining the gas fired turbines needed to develop the natural gas-fired power generation infrastructure that that we need to meet our current design plans, and those delays and costs could increase substantially should we deploy gas fired power in excess of those amounts initially anticipated, which could adversely affect our ability to attract tenants, our ability to deliver service and power to our tenants on the expected schedule, and our operating results and financial condition.

Westinghouse Reactors and SMRs can be costly and time consuming to construct and commercialize. Delays and cost overruns arising from issues with our procurement, regulatory approvals, construction and commercialization of nuclear reactors may materially adversely affect our business.

The development, construction, and commercialization of Westinghouse Reactors and SMR projects involve significant time and cost. The design, engineering, licensing, and construction of nuclear reactors, including the AP1000 and SMRs, are complex, highly regulated, and subject to lengthy timelines. The Westinghouse Reactor, a large-scale light water reactor, has historically faced delays and cost overruns in projects due to challenges in supply chain management, regulatory approvals, and construction complexities. SMRs, while designed to be more cost-effective and scalable, are still in early stages of development and deployment globally, with limited operational history and a lack of commercially available, fully licensed designs. This increases the risk of unforeseen technical challenges, delays in regulatory approvals, and higher-than-anticipated costs.

The costs associated with developing and deploying these technologies are substantial, including expenses related to site preparation, specialized materials, and compliance with stringent nuclear safety and environmental regulations. Further, the limited number of nuclear power plants constructed in the United States over the last 20 years has reduced the number of skilled laborers, such as welders, necessary to construct new nuclear power plants. Any delays or cost overruns, or failure or delay in securing the services of qualified laborers, could strain our financial resources, require additional capital, or result in project delays or cancellations.

Our management team includes a limited number of highly experienced senior staff in the nuclear energy sector, which may present challenges in fully addressing the complex technical, regulatory, and operational requirements associated with Westinghouse Reactor and SMR projects.

Furthermore, the limited availability of commercially viable SMRs poses additional risks. The technology is still emerging, with few operational SMRs globally, and the supply chain for specialized components is underdeveloped. This could result in delays in securing necessary materials, higher costs, or reliance on unproven suppliers. If we are unable to successfully develop, license, and deploy Westinghouse Reactor or SMR projects on time and within budget, or if we fail to mitigate the inherent risks of nuclear power, our business prospects, financial condition, and ability to achieve our strategic objectives could be materially adversely affected.

We may be subject to credit risks.

Credit risk includes the risk that our customers will not pay their bills, which may lead to a reduction in liquidity and an increase in bad debt expense. Credit risk is comprised of numerous factors including the price of products and services provided, the overall economy and local economies in the geographic areas we serve, including local unemployment rates.

Credit risk also includes the risk that various counterparties that owe us money or product will breach their obligations. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and we could incur losses.

One alternative available to address counterparty credit risk is to transact on liquid commodity exchanges. The credit risk is then socialized through the exchange central clearinghouse function. While exchanges do remove counterparty credit risk, all participants are subject to margin requirements, which create an additional need for liquidity to post margin as exchange positions change value daily. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires broad clearing of financial swap transactions through a central counterparty, which could lead to additional margin requirements that would impact our liquidity. However, we have taken advantage of an exception to mandatory clearing afforded to commercial end-users who are not classified as a major swap participant, thereby allowing such commercial end-users to enter into uncleared bilateral swaps to hedge their exposure to commercial risk. We intend to authorize SPS and its subsidiaries to take advantage of this end-user exception.

We may at times have direct credit exposure in our short-term wholesale and commodity trading activity to various financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties. We may also have some indirect credit exposure due to participation in organized markets, such as SPP, PJM and the Midcontinent Independent System Operator (“MISO”), in which any credit losses are socialized to all market participants.

We do have additional indirect credit exposures to various domestic and foreign financial institutions in the form of letters of credit provided as security by power suppliers under various long-term physical purchased power contracts. If any of the credit ratings of the letter of credit issuers were to drop below the designated investment grade rating stipulated in the underlying long-term purchased power contracts, the supplier would need to replace that security with an acceptable substitute. If the security were not replaced, the party could be in technical default under the contract, which would enable us to exercise our contractual rights.

We may face physical site risks, including severe weather events, environmental conditions, or other disasters which could result in an interruption of our operations, a delay in the completion of Project Matador, higher construction costs and the deferral of the dates on which we could receive revenue, all of which could adversely affect us.

While Amarillo, Texas, offers many logistical advantages, including proximity to one of the largest known natural gas fields in the United States and cool ambient temperatures, it is also subject to certain regional hazards. These risks include occasional high-wind events, water access variability, and regional dust or environmental permitting restrictions. Severe weather, including winter storms, can be destructive, causing construction delays, outages and property damage that require incurring additional expenses. A major weather or geological event affecting our future infrastructure, especially nuclear or gas, could impair the safety or reliability of Project Matador.

Furthermore, our operations could be adversely affected, and our physical facilities could be at risk of damage, should global climate conditions produce, among other conditions, unusual variations in temperature and weather patterns, resulting in more intense, frequent and severe weather events or abnormal levels of precipitation. Although the current designs of Project Matador include certain measures to protect against weather conditions, they may not be effective to protect against any of these events.

In addition, site access or operation could be affected by new environmental protections or public opposition.

Any failure of our physical infrastructure, or acts of theft or vandalism to our physical infrastructure, could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.

Our business depends on providing tenants with highly reliable solutions. We must safehouse our tenants’ infrastructure and equipment located in our facilities. Our facilities could be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions. Some of our systems may not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems at our facilities and/or cloud infrastructure could result in lengthy interruptions in our service and our business operations. There can be no assurance that any security or other operational measures that we or our third-party service providers or vendors have implemented will be effective against any of the foregoing threats or issues.

The offerings we will provide in each of our facilities are subject to failure resulting from numerous factors, including:

●	human error;

●	equipment failure;

●	physical, electronic and cybersecurity breaches;

●	fire, earthquake, hurricane, flood, tornado and other natural disasters;

●	extreme temperatures;

●	water damage;

●	fiber cuts;

●	power loss;

●	terrorist acts;

●	theft, sabotage and vandalism; and

●	failure of business partners who provide our resale products.

Problems at one or more of our facilities, whether or not within our control, could result in service interruptions or significant equipment damage. Because our facilities may be critical to many of our tenants’ businesses, service interruptions or significant equipment damage in our facilities could also result in lost profits or other indirect or consequential damages to our tenants. We cannot guarantee that a court would enforce any contractual limitations on our liability in the event that one of our tenants brings a lawsuit against us as a result of a problem at one of our facilities.

In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our tenants and could consequently impair our ability to obtain and retain tenants, which would adversely affect both our ability to generate revenues and our operating results.

Furthermore, we are dependent upon energy providers, Internet service providers, telecommunications carriers and other operators in the Texas Panhandle region and elsewhere, some of which have experienced significant system failures and electrical outages in the past. Our tenants may in the future experience difficulties due to system failures unrelated to our systems and offerings. If, for any reason, these providers fail to provide the required services, our business, financial condition and results of operations could be materially and adversely impacted.

Our construction and delivery timeline estimates for our facilities and other equipment may increase due to a number of factors, including the degree of pre-fabrication, standardization, on-site construction, long-lead procurement, contractor performance, facility pre-operational and startup testing, demand for repairs and other site-specific considerations.

The success of our business will depend in large part on our ability to successfully construct our facilities and provide potential tenants the required services as part of the lease, including delivering electricity to tenants as an incident of tenancy. Our business will require on-time and on-budget services at guaranteed performance levels, which would tend to establish greater confidence in our subsequent tenants. There is no guarantee that all necessary components will be commercially available and substantial development of new supply chains might be necessary. Additionally, we cannot guarantee the level of quality of these third-party supplies or import and export requirements or limitations that might be stipulated by the NRC or U.S. Department of Energy (“DOE”) for the procurement of these components. Some of our equipment may require repair or replacement, which could further delay development in each of our planned phases. Only a limited number of large contracting and engineering firms have the skills or experience to design and construct nuclear reactors. The lack of recent nuclear reactor construction projects in the United States means that there are few organizations with substantial institutional and personal knowledge of such projects. In addition, certain craft labor, particularly welding, on a nuclear reactor construction project requires a very high degree of skills and experience on the part of the laborers, meaning few qualified candidates may be available. The resurgent interest in nuclear energy projects, along with strong demand for such labor on other energy or infrastructure projects of similar complexity, means that securing and retaining the properly qualified workforce may be difficult, time consuming, and/or require competitive bidding, representing significant cost and schedule risks to the project.

There is no guarantee that the planned construction, delivery, and performance of our facilities or the equipment we need to generate electricity will be successful, timely, or on budget or that our third-party suppliers and contractors will deliver timely or on budget. In addition, there is no guarantee that if we shift our power sources or design plans as a reaction to unforeseen developments or in order to take advantage of optionality to increase the total amount of gas-fired generation, that those alternatives would meet our original timeline or budget goals. There is no guarantee that our facility pre-operational and startup testing, including tests mandated as license conditions by the NRC, will be successfully completed on-time. Furthermore, we may experience delays, operational or process failures, repair down-times and other problems during our first commercial deployment or any planned deployment thereafter. In addition, the construction of our facilities may not be completed at the cost and on the timeline we expect. We will depend on third-party contractors to perform many of the essential activities needed to deploy our facilities. We do not control the performance of these contractors and our contracts with them may not provide adequate remedies if they fail to perform. We do not currently employ any risk sharing structures to mitigate the risks associated with the construction, delivery and performance of our facilities. Any delays or setbacks we may experience for our first commercial delivery or in establishing our facilities, as well as any failure to obtain final investment decisions for future orders could have a material adverse effect on our business prospects, financial condition, results of operations and cash flows and could harm our reputation.

Our business operations rely heavily on securing agreements with suppliers for essential materials, equipment, and components which will be used to construct Project Matador facilities.

The execution, termination, expiration, or failure to renew agreements with our suppliers, whether due to unforeseen circumstances, including, but not limited to, supplier insolvency and regulatory changes, pose significant risks to our supply chain. In the event that such agreements are not successfully maintained or replaced, we may encounter difficulties sourcing required materials and components for Project Matador, leading to deployment delays, increased costs, or an inability to meet tenant demand. Any interruption or inability to maintain relationships with current and future suppliers, or failure to secure materials from alternative suppliers could adversely impact our business operations, financial performance, and reputation.

The proximity of the Project Matador Site to the Pantex Plant introduces potential federal scrutiny.

The Pantex Plant, a high-security DOE facility for nuclear assembly and disassembly, is located adjacent to the Project Matador Site. While its proximity offers normalization of nuclear activity, logistical resources, and industrial-grade infrastructure benefits, it may also increase regulatory oversight, national security protocols, and limitations on public disclosures or construction phasing. In addition, there is a risk of an accidental explosion or other catastrophic incident. Such an incident at the Pantex Plant or on the Project Matador Site could materially and adversely affect Project Matador, including causing significant construction delays, significant disruption of operations and damage to infrastructure and equipment. Any change in DOE policy or unexpected coordination requirements could introduce delays, costs, or restrictions on aspects of the Project Matador Site plan.

We are dependent on early infrastructure milestones to unlock downstream development phases.

Project Matador’s success is based on a modular rollout in which early infrastructure—such as substations, mobile generation, roads, and pads—enables future tenant installations and long-term energy deployment. If these early milestones are delayed or come online with performance limitations, it could prevent or postpone delivery of subleased data center space and utility services. Any such delay could have a material adverse effect on our business, results of operations, and financial condition and could trigger contractual liabilities detrimental to our business.

Construction risk is amplified by the multi-vertical, high-voltage, high-capacity nature of the Project Matador Site.

Project Matador is designed to host power generation, transmission, compute workloads, and chip manufacturing equipment all within the same perimeter. Coordinating simultaneous construction of these systems—while managing safety, redundancy, and operational commissioning—requires unusually sophisticated staging and project controls. Delays, EPC disputes, workforce shortages, or material delivery disruptions (including for gas turbines, heat exchangers, or Westinghouse Reactor components) could have wide-reaching effects, including an inability to complete construction of Project Matador in a timely manner or at all and the loss of potential revenues, which could have a material adverse effect on our business, results of operations, and financial condition.

Further, any actual or perceived safety or reliability issues may result in significant reputational harm to our business, in addition to litigation liability and other costs that may arise. Such issues could result in delaying or cancelling future phases of Project Matador, increased regulation, or other systemic consequences. Our inability to meet our safety standards or adverse publicity affecting our reputation as a result of accidents or mechanical failures could have a material adverse effect on our business and financial condition.

We may not maintain eligibility for the full amount of tax abatements granted to us by Carson County.

We have received a 10-year property tax abatement with Carson County, Texas, in connection with the construction of Phase 1 of Project Matador. Abatement eligibility is subject to ongoing compliance with construction timelines, workforce commitments, and property valuation methodologies.

Risks Related to Our Regulatory Environment and Energy Generation

Nuclear energy development is subject to extensive regulation and uncertainty, which could materially delay or impair our business.

Our business depends heavily on the successful execution of a multi-phase energy development plan that includes the construction and operation of four full-scale nuclear reactors, numerous gas-fired generation assets, solar PV arrays, and BESS. Each component introduces regulatory, financial, operational, and technological risks.

As a core component of Project Matador’s power platform, we plan to develop four Westinghouse Reactors, each with 1,100 MW of capacity, with one unit commencing construction every two years beginning December 31, 2026. This timeline introduces significant long-term capital exposure, regulatory coordination, construction risk, and supply chain vulnerability. While construction of new nuclear power plants in other countries has progressed more efficiently than in the past, construction of nuclear power plants in the U.S. has slowed dramatically in the last twenty years.

Construction of the Southern Company’s recent Vogtle nuclear power plant, built in Georgia, took approximately fifteen years. President Trump’s recent Executive Order, dated May 23, 2025, which requires (i) the NRC to shorten its approval time for new nuclear reactor license applications to no more than 18 months and (ii) the DOE to use its licensing authority under the Atomic Energy Act (“AEA”) to authorize at least three new nuclear power plants with the goal that each power plant reach “criticality” by July 4, 2026, seeks to speed U.S. nuclear construction permitting, but there can be no guarantee that this executive order will be effective in doing so or that a future Presidential administration will not reverse this executive order. Indeed, certain recent nuclear power plant projects have taken more than ten years from commencement to completion and the timeline in our model to make the Westinghouse Reactors operational is aggressive. Delays or disruptions in any phase could impair our overall development timeline, reduce forecasted revenue, and increase financing costs.

Each reactor will, among other things, require:

●	full compliance with NRC licensing, testing, and inspection frameworks;

●	multi-year site preparation and nuclear-grade infrastructure installation; and

●	ongoing adherence to evolving federal safety standards.

Failure to secure timely approvals, maintain regulatory compliance, or meet critical milestones may delay or prevent the commencement of construction and the operation of our nuclear units.

We are employing a structural approach—separating the NRC-regulated “nuclear island” from the rest of the nuclear power plant located downstream of the nuclear island, which the NRC refers to as the “balance of the plant” (“BOP”). The “nuclear island” contains the reactor core in which the nuclear fuel undergoes a chain reaction and gives off heat, which heat is captured and converted into steam in the nuclear island. As a result, the nuclear island is of primary concern to the NRC, because any release of harmful nuclear radiation will come from the nuclear fuel in the reactor core that is contained in the nuclear island.

The non-radioactive steam is delivered from the nuclear island to BOP. The BOP contains a steam turbine that uses steam from the nuclear island to turn a generator which in turn produces electric energy. The remainder of the BOP contains switches, relays, transformers, capacitors, and other electrical equipment designed to safely deliver such electric energy either to the transmission grid or to the data center tenants.

All elements of nuclear infrastructure, including the nuclear island and the BOP will remain subject to the oversight of the NRC and potentially other federal and state agencies. The NRC’s review of our COL Application will involve environmental impact assessments, pre-application safety evaluations, analysis of our proposed construction of each Westinghouse Reactor, as well as our proposed operation of each Westinghouse Reactor, which involves site-specific safety analysis reports, testing, inspection, and operating conditions. The NRC’s review process involves an analysis of the proposed site for the nuclear reactor, which is why some applicants seek an early site permit from the NRC prior to submitting the COL Application.

Our license application under Part 52 of the NRC’s regulations (10 CFR Part 52) (“Part 52”) will need to achieve specified milestones prior to final approval. The Part 52 license is a combined construction and operating license, with parallel licensing tracks related to safety and the environment converging on a mandatory hearing and an ultimate decision at the end of the process.

The NRC performs a safety review of each reactor application to assess whether it provides reasonable assurance of adequate protection of public health and safety. This involves the review of preliminary and Final Safety Analysis Reports. The NRC can request additional information during this review, or the parties can agree on a regulatory audit. Prolongation of this process poses a significant cost and schedule risk to Project Matador.

The NRC concurrently performs an environmental review which incorporates compliance with the National Environmental Policy Act (“NEPA”). NEPA reviews typically require preparation of an Environmental Impact Statement (“EIS”), which is the most detailed level of review provided for under NEPA, though the NRC has recently attempted to perform less intensive Environmental Assessments (“EA”). It is noteworthy that the DOE has recently proposed a modification of its NEPA review regulations that includes several enumerated “categorical exceptions,” which are intended to safely reduce the time required to produce EA and EIS reviews for components of new nuclear power plants that will be subject to such “categorical exceptions,” thereby not requiring an environmental analysis of such components. However, there is no guarantee that we will be able to qualify for any of these exceptions. Whether performing an EIS or an EA, the environmental review process may be time consuming, and changes or delays to the process present significant cost and schedule risks for Project Matador.

The COL Application incorporates by reference the Westinghouse Reactor design as approved at Vogtle. Though the combined license will include the right to operate the reactor, it will be contingent on construction of the reactors conforming exactly to the design, with accuracy measured by a series of Inspections, Test, Analyses, and Acceptance Criteria (“ITAAC”) derived from both the design certification and certain site specific characteristics, and evaluated by the NRC as part of a quality assurance regime, which involves thousands of hours of inspection during construction. Modifying ITAAC, which may be required due to shifts in the sequence of construction, requires submitting a modification request to the NRC. ITAAC must be successfully “closed” before operation can begin and, no later than 270 days prior to the date of initial fuel loading for the reactor, the NRC will publish a notice of intended operation in the Federal Register which allows any person whose interests may be affected by plant operation the opportunity to request a hearing within 60 days of the publication of the Federal Register notice on whether the facility as constructed complies, or on completion will comply, with the acceptance criteria in the combined license. The possibility of delay, rework, analysis, and other mitigation resulting from ITAAC nonconformances, along with the potential for ITAAC hearings, pose significant cost and schedule risks to reactor completion.

In addition to potential ITAAC hearings and opportunities for public engagement throughout the licensing process, there is a mandatory license hearing required by the AEA at which the NRC and the license applicant present detailed evidence. This process takes a significant amount of time, and the possibility of delay represents a significant cost and schedule risk to Project Matador. While the public cannot directly participate in the mandatory hearing, the public can challenge the NRC’s review of the reactor application through the contested hearing process. Should contested hearings occur, they also present a significant cost and schedule risk to Project Matador.

On May 23, 2025, President Trump issued Executive Order 14300 “Ordering the Reform of the Nuclear Regulatory Commission” which directed, among other actions, the NRC to “undertake a review and wholesale revision of its regulations and guidance documents, and issue notice(s) of proposed rulemaking effecting this revision within 9 months of the date of this order.” EO 14300 also imposed a deadline of “no more than 18 months for final decision on an application to construct and operate a new reactor of any type, commencing with the first required step in the regulatory process.” It is unclear how these directions will revise Part 52, or what effect they will have on a reactor in the midst of the Part 52 application process. Should the directed revisions require new or revised information to be submitted, that submission may delay the project, representing a significant cost and schedule risk. Should the new rules issued be legally challenged, it may delay open applications, also representing a significant cost and schedule risk to Project Matador.

The regulatory review and approval process under Part 52 for Fermi to obtain a license authorizing the construction and the operation of each Westinghouse Reactor can take several years, and any delays, objections, or changes in NRC policy or staff interpretations could materially postpone the start of our nuclear generation at the Project Matador Site. If our application is denied or subject to material conditions, it could significantly impact our ability to deliver nuclear generated electric energy as an incident of tenancy under a lease with our data center tenants.

Our development plan requires ongoing engagement with the NRC, the DOE, and other agencies. For example, if one or more of the Westinghouse Reactors is interconnected to the transmission grid, then (i) that nuclear power plant would become part of the bulk power system and would have to comply with NERC and MRO reliability requirements, and (ii) that nuclear power plant would be subject to the grid interconnection process with the SPP (which administers the transmission grid in Carson County, TX), and the resulting interconnection agreement may need to be filed with FERC.

Currently, FERC is in the process of determining the policies it will apply to interconnections of nuclear power plants and other generators to the transmission grid when and if a large high load-factor load, such as a large data center, is co-located behind-the-meter with such generating facilities. As such, we may have to satisfy one or more conditions in order to receive approval from FERC of the interconnection agreement of each such Westinghouse Reactor to the extent it is interconnected with the SPP-administered transmission grid.

Changes in regulatory guidance, inspection regimes, or political oversight of nuclear infrastructure could affect the scope, timing, or cost of reactor design, development, construction, interconnection to the grid (if applicable), and operation.

If the NRC declines to issue a combined construction and operation license for any of our planned reactors, if our bifurcation model for the nuclear island and the BOP is not approved, or if FERC, SPP, NERC, MRO or the interconnecting utility imposes unexpected conditions on construction, operation, or interconnection of any of our planned reactors, our strategy could be materially impaired. In addition, evolving federal standards on advanced reactors, emissions, and environmental impact reporting could require redesign or re-licensing of systems already under development.

We may not obtain timely or successful regulatory approvals for nuclear development, which would materially impair our business model.

Our nuclear generation strategy depends on our ability to obtain one or more combined COLs from the NRC under Part 52 or the NRC Regulations, including Appendix D to Part 52 – Design Certification Rule for the AP1000 Design, for multiple Westinghouse Reactors to be developed at the Project Matador Site. Nuclear power plants are subject to extensive federal regulation and must meet highly specific siting, safety, environmental, and technical criteria under Part 52, Licenses, Certifications, and Approvals for Nuclear Power Plants, of the NRC’s regulations (10 CFR Part 52). Although we have submitted a combined COL Application based on the Westinghouse Reactor design, the NRC’s review process is extensive and can span multiple years. Delays or denial of license issuance, imposition of additional safety reviews or design modifications, or adverse public or political opposition could prevent or delay construction start or commercial operation dates.

Further, while our project benefits from a non-contested, pre-evaluated site under the control of the Texas Tech University System, the issuance of a COL is contingent on regulatory findings that satisfy the NRC’s standards for construction and operation, as well as environmental, seismic, and emergency planning criteria, as set forth in a final safety analysis report that addresses the “site” requirements of Section 52.79(a)(1) of the NRC regulations. Any change in regulatory posture, litigation, or adverse environmental assessments could substantially impair our ability to bring nuclear units online. The duration of a combined license, if issued, is 40 years from the date the NRC makes its finding that acceptance criteria have been met. We cannot guarantee that any license will be issued, or that issued licenses will remain valid over the life of our project.

The Nuclear Waste Policy Act (“NWPA”) (42 U.S.C. §10101 et seq.) directed the selection and creation of a national deep geological repository for the long-term storage of spent nuclear fuel. Efforts to identify, license, and construct this site have failed, resulting in nearly all spent nuclear fuel being stored on-site at licensee facilities. A fee which the DOE was previously assessing on reactor operators has been suspended pending resolution of the storage issue. The storage of such spent fuel on-site, with the prospect that no geological repository will be available for many years, creates several potential risks to Project Matador. Recently, in Nuclear Regulatory Commission v. Texas, 605 U.S. ___ (2025), the Supreme Court of the United States rejected a challenge to the NRC’s ability to license temporary offsite storage of spent nuclear fuel. Such temporary storage onsite would represent an additional cost to us. Several startups and organizations are exploring the economic potential of fuel recycling, which is a common practice in France, but we can provide no assurance that we could incorporate such fuel recycling.

We may not be able to obtain sufficient water resources for our operations, which could materially impair our operations or impact our ability to expand our operations.

Our operations require significant quantities of water for cooling, steam generation and other processes. The availability of adequate water supplies is essential to the operations and expansion of Project Matador. Prolonged droughts, changes in precipitation patterns, increased competition for water resources or the implementation of a more stringent regulatory regime regarding water rights and water usage (or changes to such regulatory regime) could limit our ability to obtain sufficient water for Project Matador. If we are unable to secure the necessary water resources, we could be forced to limit our operations. Additionally, increased cost of obtaining and treating water or compliance with other environmental regulations related to water could adversely affect our financial conditions and results of operations.

Connecting Project Matador with Tier 1 data center markets will require amplification and may introduce other risks associated with long-distance fiber connections.

We will be required to utilize amplification for existing fiber pairs to at least 400 Gpbs for our data throughput from endpoint to endpoint. Reliance on long-haul fiber optic connections may introduce technical challenges, including signal degradation requiring amplifiers, increased latency, and higher maintenance costs. These factors may result in reduced performance for latency-sensitive applications, higher operational expenses for amplifier infrastructure and repairs, and increased risk of downtime due to fiber cuts or equipment failures in remote locations. Environmental vulnerabilities, regulatory complexities across jurisdictions, and physical security risks associated with long fiber routes and remote amplifier sites could further disrupt operations. These challenges may limit our ability to compete effectively with other operations closer to Tier 1 markets, potentially adversely affecting our business, financial condition, and results of operations.

Our costs to comply with federal, state and local environmental laws and regulations—both existing and new—may be material.

Our business is subject to extensive, evolving, and increasingly stringent federal, state, and local environmental laws and regulations. Such federal, state, and local environmental laws and regulations govern our activities, including those laws and regulations with respect to air emissions, waste disposal, protection of environmentally sensitive areas or endangered, threatened or otherwise protected species, protection of archaeological or cultural resources, water use and discharges, and with respect to the treatment, storage, recycling, disposal, and transportation of hazardous and solid waste and low-level radioactive waste. These laws and regulations impose numerous requirements, including requiring permits to conduct hazardous and non-hazardous activities, incurring costs to limit or prevent pollution or releases of regulated materials to the environment, and imposing substantial civil, administrative and criminal penalties and liabilities for noncompliance. Noncompliance may also result in injunctive relief and potential third party claims or citizen suits to enforce such laws and regulations. These laws and regulations may impose joint and several liability upon us to address pollution or contamination on the Project Matador Site where we operate, regardless of whether we caused the pollution or contamination. We may incur substantial costs to obtain and maintain compliance with environmental laws and regulations.

Changes in laws and regulations can occur and these changes can be difficult to predict. New laws or regulations, or more stringent enforcement of existing laws or regulations, could adversely affect our business, financial condition and results of operations.

If we cannot obtain required permits, licenses and regulatory clearance or approvals for Project Matador or our operations, or are unable to maintain such permits, licenses or approvals, we may not be able to continue or expand our operations.

Under environmental laws and regulations we must obtain and maintain permits or licenses to conduct our activities and then conduct those activities in compliance with such permits and licenses as well as with environmental laws and regulations. Issuance of permits for the Project Matador activities is subject to the discretion of government authorities, and Project Matador may be unable to obtain or maintain such permits. Permits required for future development may not be obtainable on reasonable terms or on a timely basis. We may not be able to obtain or maintain any of the permits required for the continued development of Project Matador (or any other properties that we may subsequently acquire).

Failure to obtain and maintain the required permits or licenses or failure to comply with environmental laws and regulations would have a material adverse effect on our operations and financial condition. If any of our facilities are unable to maintain permits or licenses or obtain any additional permits or licenses which may be required to conduct its operations, we may not be able to continue those operations at these facilities, which could have a material adverse effect on us.

Decommissioning costs and unresolved spent nuclear fuel storage and disposal policy issues, as well as current U.S. policy related to storage and disposal of used fuel from our power plant, and/or negative customer perception of risks relating to these policies could have a significant negative impact on our business prospects, financial condition, results of operations, and cash flows.

During the licensing process, a nuclear power plant operator must indicate how it will decommission its power plant and must have a “standard agreement” with the DOE related to the storage of the fuel waste created during the plant’s operating life. The requirements for developing the first of its kind facility for fuel disposal may create both timing and cost challenges.

Specifically, the NWPA requires the DOE to provide for the permanent disposal of spent nuclear fuel (“SNF”) and associated high-level nuclear waste (“HLW”). In 1987, Congress amended the NWPA to identify Yucca Mountain, in Nevada, as the only site that the DOE could consider for a permanent repository. The DOE has since failed to pursue the licensing of Yucca Mountain. While operators are currently able to successfully sue the DOE for costs incurred as a result of its continued failure to provide for permanent disposal, there is a potential in the future that operators may have to bear the costs of developing and maintaining these spent fuel storage facilities.

As such, the establishment of a national repository for the storage and/or permanent disposal of SNF, such as the one previously considered at Yucca Mountain, Nevada, the timing of such a facility’s opening and the ability of such a facility to accept waste from our nuclear facilities, and any related regulatory action, could impact the costs associated with our powerhouses’ storage and/or disposal of SNF/HLW. These issues could be material to our operations if potential customers view waste disposal issues or the onsite storage of SNF as problematic, detrimental or a negative factor in considering purchasing power produced by our reactors or leasing space in our facilities.

We are subject to laws and regulations governing the use, transportation, and disposal of toxic, hazardous and/or radioactive materials. Failure to comply with these laws and regulations could result in substantial fines and/or enforcement actions.

Our operations will be subject to a variety of federal, state, local environmental, health and safety laws and regulations governing, among other things, air emissions, wastewater discharges, management and disposal of hazardous, non-hazardous, radioactive materials and waste and remediation of releases of hazardous materials. A release of such toxic, hazardous and/or radioactive materials could pose a health risk to humans or animals.

The severity of an accidental release often depends on the volume of the release and the speed of corrective action taken by emergency response personnel, as well as other factors beyond our control, such as weather and wind conditions. Actions taken in response to an actual or suspected release of these materials, including a precautionary evacuation, could result in significant costs for which we could be legally responsible. In addition to health risks, a release of these materials may cause reputational damage to the project, and could result in the loss of or damage to property and may adversely affect property values.

Additionally, we are responsible for the decommissioning of facilities where we conduct, or previously conducted, commercial, NRC-licensed, operations. Activities of our contractors, suppliers or other counterparties similarly may involve toxic, hazardous, and radioactive materials and we are or may be liable contractually, including pursuant to the Lease, or under applicable law, to contribute to the remediation of damage or other costs arising from such activities, including the decontamination and decommissioning of third-party facilities.

We may be liable if we fail to comply with federal, state, and local environmental, health and safety laws and regulations with respect to hazardous or radioactive materials. Failing to comply with such laws and regulations, including failing to obtain any necessary permits, could result in substantial fines or enforcement actions. These actions might require us to stop or curtail operations or conduct or fund remedial or corrective measures, make additional investments into safety-related improvements or perform other actions. The enactment of more stringent laws, regulations or permit requirements or other unanticipated events may arise in the future and adversely impact our ability to operate, which could materially and adversely affect our business, financial condition, and results of operations. We could incur substantial costs as a result of a violation of, or liabilities under, environmental laws.

Nuclear project execution depends on specialized vendors, whose failure or delay could materially impact our business.

Our nuclear facilities will rely heavily on Westinghouse and its partners for design compliance, engineering support, component manufacturing, and field commissioning. While we are in active discussions with Westinghouse regarding the procurement of Westinghouse Reactors, we do not have a binding agreement with Westinghouse for such procurement and can provide no assurance regarding the timing or terms of such agreement. The Westinghouse Reactor design, while licensed, is a highly sophisticated and integrated system that depends on successful vendor coordination. Failure by any key subcontractor or vendor to meet quality, schedule, or cost obligations could delay commercial operation dates.

We face significant risk associated with interconnecting and operating behind-the-meter energy infrastructure at scale.

Our business model relies on the successful deployment of independent utility-scale interconnection systems, including substations, microgrid routing, and redundancy pathways to support 99.999% reliability for AI workloads. Interconnection delays or disputes with transmission operators, including SPS, SPP or local balancing authorities, could materially delay construction or the energization of key assets.

Moreover, the non-standard nature of our “behind-the-meter” systems—where hyperscaler tenants draw power directly from co-located, on-site nuclear, natural gas, battery and solar generation assets also owned by us as the landlord—may lead to unforeseen compliance issues or technical incompatibilities with tenants’ computer workloads or future battery storage integration. For example, Texas law generally entitles only an “electric utility” to generate, transmit, distribute, furnish or otherwise provide power to end-users within the electric utility’s service territory as certificated by the PUCT; however, Texas law also recognizes an exception to this general rule when a landlord provides power to its tenants as an incident of tenancy, if the power is not resold to or used by others. We plan to enter into an agreement with SPS recognizing that behind the meter power supply to data center tenants will occur as an incident of tenancy pursuant to our lease agreements with those tenants. If we are unable to obtain such an agreement with SPS, or if a party or a regulatory authority were to challenge any such agreement we enter into with SPS, our ability to provide power to our tenants could be limited or prohibited. Regardless of any agreement of SPS, our provision of power to tenants could be challenged under applicable law. If successful, those challenges could require us to sell power to other entities or require our tenants to procure power from other sources, potentially on less favorable terms, which could increase our costs or decrease our revenues.

As noted above, any interconnection agreement entered into between us and SPS or SPP will be subject to the regulatory jurisdiction of FERC, and FERC is currently in the process of developing policies applicable to interconnection arrangements that involve large loads, such as data centers, which are co-located and connected “behind-the-meter” directly to large electricity generators. To the extent that FERC adopts and implements interconnection policies that are in any way adverse to our proposed design and configuration of the Project Matador facilities, such policies could require modifications to our project configuration, which could involve cost increases and delays in regulatory approvals. Interconnection infrastructure requires long-lead equipment such as step-up transformers and gas-insulated switchgear, and delays in procurement or installation could delay power availability and revenue realization.

We will be subject to execution risks with respect to our natural gas, solar and BESS power sources.

While our planned natural gas and renewable portfolio will diversify power generation, it introduces risks related to:

●	fuel pricing volatility and natural gas pipeline transportation issues;

●	equipment procurement and construction timing for combined cycle combustion turbine gensets and solar PV arrays; and

●	battery safety, longevity, and regulatory fire protection standards.

Our decision to deploy a larger number of modular, smaller-frame gas turbines on an accelerated schedule introduces execution risks related to equipment availability, procurement timelines, and construction labor. While this approach enhances system reliability and reduces reserve capacity requirements, it also increases the complexity of coordination across multiple vendors, EPC contractors, and commissioning phases. Delays in turbine delivery, civil works, or fuel routing may materially adversely impact the readiness of initial MW blocks or delay the commissioning of downstream combined cycle assets. In addition, the increase in baseline fuel consumption from these slightly less efficient units may expose the project to higher sensitivity around long-term gas supply contracting and volume stability.

Furthermore, we are reliant on third-party OEMs and EPC contractors for project delivery, and disruptions or quality control issues could affect our energy availability and cost structure. Failure to manage the multi-phase development of our energy platform in full compliance with all applicable regulatory standards could materially impair our operational timelines, tenant revenue, and long-term value. We continue to engage proactively with relevant agencies, advisors, and policymakers to mitigate these risks.

We are subject to complex, evolving, and potentially burdensome regulatory requirements.

Our business is subject to regulation by various federal, state and local governmental agencies. In the United States, such regulation includes the radioactive material exposure and nuclear facilities regulatory activities of the NRC, the DOE, NERC, MRO, FERC, the SPP, the PUCT, the anti-trust regulatory activities of the Federal Trade Commission and Department of Justice, the import/export regulatory activities of the Department of Commerce, the Department of State and the Department of Treasury, the regulatory activities of the Department of Labor (including the Occupational Safety and Health Administration), the regulations of the FDA, the environmental regulatory activities of the Environmental Protection Agency and the Texas Commission on Environmental Quality, the regulatory activities of the Equal Employment Opportunity Commission and tax and other regulations by a variety of regulatory authorities in each of the areas in which we conduct business. These include licensing of nuclear power plants, environmental reviews, safety assessments, emissions and discharge standards for environmental contaminants (including discharges to air and water, as well as waste disposal), and water use permitting. Regulatory approvals may impose restrictions, conditions, or delays that impact project economics or construction sequencing.

The NRC may modify, suspend, or revoke licenses, shut down a nuclear facility and impose civil penalties for failure to comply with the Atomic Energy Act, the NRC’s regulations thereunder, or the terms of the licenses for construction and operation of nuclear facilities.

Interested parties may also intervene and file protests against Fermi and Project Matador, which could result in prolonged proceedings. A change in the Atomic Energy Act, other applicable statutes, or the applicable regulations or licenses, or the NRC’s interpretation thereof, may require a substantial increase in capital expenditures or may result in increased operating or decommissioning costs and could materially affect the results of operations, liquidity, or financial condition of Fermi or certain of the utility operating companies. A change in the classification of a plant owned by one of these companies under the NRC’s reactor oversight process, which is the NRC’s program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response, also could cause the owner of the plant to incur material additional costs as a result of the increased oversight activity and potential response costs associated with the change in classification.

Changes in laws or regulations, or shifts in political or public sentiment against nuclear, AI, or energy development, could materially increase compliance burdens or limit our ability to operate.

Accidents involving nuclear power facilities, including but not limited to events similar to the Three Mile Island or Fukushima Daiichi nuclear accidents, or other high profile events involving radioactive materials, could materially and adversely affect the public perception of the safety of nuclear energy, our customers and the markets in which we operate and potentially decrease demand for nuclear energy or facilities, increase regulatory requirements and costs or result in liabilities or claims that could materially and adversely affect our business.

Historical nuclear accidents and/or future incidents resulting in the uncontrolled release of radioactive material and fears of a new nuclear accident could hinder our efforts to develop new nuclear facilities. Nuclear power faces strong opposition from certain individuals and organizations both in the United States and abroad. With respect to public perceptions, the accident that occurred at the Fukushima nuclear power plant in Japan in 2011 increased public opposition to nuclear power in some countries, resulting in a slowdown in, or, in some cases, a complete halt to new construction of nuclear power plants, an early shut down of existing power plants and a dampening of the favorable regulatory climate needed to introduce new nuclear technologies. As a result of the Fukushima accident, some countries that were considering launching new domestic nuclear power programs delayed or cancelled the preparatory activities they were planning to undertake as part of such programs. In the past, adverse public reaction, increased regulatory scrutiny and related litigation contributed to extended licensing and construction periods for new nuclear power plants, sometimes delaying construction schedules by decades, or even shutting down operations at already-constructed nuclear power facilities.

Additionally, such an accident could lead to a pause in regulatory approval by the NRC, a change in regulatory compliance requirements increasing the cost and/or delaying the schedule associated with procuring necessary licenses, the creation of new licenses or regulatory requirements, additional governmental oversight concerns and compliance costs, a change in binding international treaties or agreements altering the rules governing the operation of nuclear power facilities or a change in the liability exposure of the project, a change in rules applying to private ownership of nuclear power facilities, or a ban on nuclear power. Such an accident need not occur at Project Matador or within the United States to result in these public and governmental reactions and requirements.

Successful execution of our business model is dependent upon public and political support for nuclear power in the United States and other countries. The risks associated with uses of radioactive materials by our customers in future deployments of our designs, and the public perception of those risks, can affect our business. Opposition by third parties can delay or prevent the licensing and construction of new nuclear power facilities and in some cases can limit the operation of nuclear reactors. Adverse public reaction to developments in the use of nuclear power could directly affect our customers and indirectly affect our business. If a high-visibility or high-consequence nuclear incident, including the loss or mishandling of nuclear materials, or other event, such as a terrorist attack involving a nuclear facility, occurs, public opposition to nuclear power may increase dramatically, regulatory requirements and costs could become more onerous or prohibitive, and customer demand could suffer, which could materially and adversely affect our business prospects, financial condition, results of operations and cash flows.

We are subject to federal environmental review processes, including NEPA, that may materially delay or restrict project development.

Portions of our development may trigger federal environmental reviews under NEPA, depending on the use of federal funding, involvement of federal lands or water systems, or participation in programs such as the DOE Loan Programs Office. These processes require environmental assessments or environmental impact statements, which can introduce significant uncertainty and delay. In some cases, NEPA reviews can take multiple years to complete and are subject to litigation by environmental advocacy groups or local stakeholders. The DOE published the interim final rule on July 3, 2025, at 90 FR 29676, which amends much of 10 CFR 1021, the regulations for DOE’s procedures for implementing NEPA. It also proposes an exemption from certain NEPA requirements for emergency situations. Notably, President Trump declared a national energy emergency on January 20, 2025, and there is an ongoing national emergency concerning cyber-enabled activities. These declarations could provide opportunities for us to seek exemptions to certain resource consuming permitting requirements associated with our planned operations. Alternatively, a change to these policies could result in additional costs and delays in licensing.

Adverse findings or delays in NEPA review could prevent site preparation, construction, or interconnection activities any of which would materially adversely affect our business, results of operations and financial condition. We may also face indirect delays if third-party infrastructure (e.g., gas pipelines or transmission upgrades) triggers NEPA reviews beyond our control.

Additionally, recent action taken by the current presidential administration has resulted in changes to NEPA regulations. Although guidance released by the administration advises the implementation of NEPA in a way that expedites permitting and prioritizes energy production, the impact of these recent actions may result in delays as these changes are understood and then executed by applicable federal agencies.

Regulatory changes or political shifts could materially adversely affect nuclear licensing and financial feasibility.

Nuclear policy in the United States is evolving, including through the passage of the ADVANCE Act in 2024 and through the efforts of the Trump administration. While recent years have seen bipartisan support for advanced reactor deployment and DOE funding programs (e.g., the Advanced Reactor Demonstration Program), the regulatory and political environment may change. Shifts in federal administration, state-level opposition, or judicial challenges to nuclear permitting frameworks could create uncertainty or add cost burdens. Similarly, changes in tax credit policy (e.g., removal or modification of 45J eligibility) or low-carbon energy investment programs could materially reduce the financial attractiveness of nuclear energy for the Project Matador Site.

Commodity prices (particularly for natural gas) could impact the economic viability of our businesses or impair our ability to commence operations if we are not able to adequately pass through the cost of natural gas and other raw materials to our tenants.

Natural gas represents the primary fuel necessary to power the initial phases of Project Matador. Although we expect to enter into contracts with our future tenants that will provide for contractual pass-through provisions relating to the cost of natural gas, there are no assurances that the costs of natural gas process will be effectively passed through to tenants or that we will be able to offset fully, or on a timely basis, the effects of higher natural gas costs. Commodity prices are inherently volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Our business depends heavily on the successful execution of a multi-phase energy development plan that includes the construction and operation of numerous gas-fired generation assets that will require an increase in baseline fuel consumption, which may expose the project to higher sensitivity around long-term gas supply contracting and volume stability. While we expect to secure strategic relationships with gas providers, we remain exposed to fluctuations in natural gas prices, especially as we scale from temporary TM-2500 turbines to combined cycle gas turbine (“CCGT”) platforms. If we are not able to effectively pass through the cost of natural gas or other raw materials to our tenants, fluctuations in commodity prices have the potential to negatively impact our ability to achieve our earnings or cash flow targets, which could have a consequential material adverse effect on our business, results of operations and financial condition. In addition, actual power prices and fuel costs will differ from those assumed in financial projections used to value our trading and marketing transactions, and those differences may be material. As a result, our financial results may be diminished in the future as those transactions are marked to market.

Furthermore, worldwide political, economic, and military events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. The broader consequences of the Russian-Ukrainian conflict and unrest in the Middle East, which may include further sanctions, embargoes, supply chain disruptions, regional instability and geopolitical shifts, may have adverse effects on global macroeconomic conditions, increase volatility in the price and demand for oil and natural gas, increase exposure to cyberattacks, cause disruptions in global supply chains, increase foreign currency fluctuations, cause constraints or disruption in the capital markets and limit sources of liquidity. We cannot predict the extent of the conflict’s effect on our business and results of operations as well as on the global economy and energy markets.

Our natural gas supply will be subject to market volatility and pipeline transportation risk.

While we expect to secure strategic relationships with natural gas providers and natural gas pipelines, such as Transwestern and ONEOK, we will be exposed to fluctuations in natural gas prices, especially as we scale from temporary TM-2500 turbines to CCGT platforms. See “—Commodity prices (particularly for natural gas) could impact the economic viability of our businesses, in particular the development of Project Matador and the Company’s ability to commence operations.” Price spikes, regional delivery bottlenecks, pipeline outages, weather-related interruptions to wellhead production and related impacts on available pipeline deliveries, or contractual disputes could increase our levelized cost of energy (“LCOE”) and reduce margin on take-or-pay tenant contracts. While the Project Matador Site is located adjacent to one of the largest known natural gas fields in the United States, delivery will depend on functional and contractual pipeline interconnects. In addition, the use of alternative forms of transportation such as trucks or rail transportation of LNG involve risks as well. For example, recent and well-publicized accidents involving trains delivering energy commodities could result in increased levels of regulation and transportation costs. Our gas providers are dependent on third party pipeline infrastructure to deliver their natural gas production to us. In addition to causing production curtailments, capacity constraints can also increase the price we pay for natural gas.

Solar and battery deployment is subject to permitting, environmental, and production risks.

The solar PV and battery energy storage components of Project Matador are expected to be developed in 2027–2029 to displace peak gas usage and enhance lower greenhouse gas emissions and decarbonization profiles for tenant loads. However, deployment will be contingent on equipment availability and environmental clearances. The acquisition, installation and operation of our solar PV arrays and BESS at a particular site are generally subject to supply constraints, import tariffs, and other forms of oversight and regulation in accordance with national, state and local laws and ordinances relating to building codes, safety, environmental protection and related matters, and typically requires obtaining and keeping in good standing various local and other governmental approvals and permits. In addition, solar development may be subject to scrutiny from water conservation authorities, endangered species regulators, or neighboring land stakeholders. In addition, fluctuating prices and adverse tariff policies for solar PV panels, inverters, or lithium-based BESS could create material procurement delays or cost overruns. For storage facilities, in particular there are ongoing anti-dumping disputes and potential import tariffs with respect to certain storage equipment sourced from China.

As discussed above with respect to nuclear and natural gas electricity generation facilities, if any of Project Matador’s systems are interconnected to the SPS transmission grid, that could result in conditions being imposed by FERC, NERC, MRO or SPP on our configuration and operation of proposed solar PV arrays and/or BESS components, thereby potentially requiring costly modifications and delays in obtaining regulatory approvals.

In some cases, these approvals and permits require periodic renewal. It is difficult and costly to track the requirements of every individual authority having jurisdiction over solar and storage components, to design our solar and storage components to comply with these varying standards, and for our customers to obtain all applicable approvals and permits. We cannot predict whether or when all permits required for a given customer’s project will be granted or whether the conditions associated with the permits will be achievable. In addition, we cannot predict whether the permitting process will be lengthened due to complexities and appeals. Delay in the review and permitting process for a project can impair or delay our operations or increase the cost so substantially that the project is no longer attractive to our customers. Furthermore, unforeseen delays in the review and permitting process could delay the timing of the installation of our solar and storage components and could therefore adversely affect the timing of the recognition of revenue related to hardware acceptance by our customer, which could adversely affect our operating results in a particular period.

Our energy generation strategy requires multi-year planning and access to specialized equipment.

Nuclear reactors, gas turbines, HRSGs, transformers, and utility-scale battery systems all require long lead-times and complex shipping, staging, and installation logistics. Certain assets, like GE 6Bs or Siemens SGT-800 turbines, may only be available on the secondary market or through refurbishment programs. Any failure to source or deploy these assets in a timely manner could affect our development schedule and financial forecast.

In addition, we may fail to meet requirements for energy-related federal incentives. We expect to rely on potential eligibility for numerous federal energy programs and tax incentives, including the:

●	45J Nuclear Production Tax Credit;

●	45Q Carbon Capture Tax Credit;

●	45V Clean Hydrogen Tax Credit; and

●	48C Advanced Manufacturing Credit.

Each of these programs has eligibility thresholds, domestic content rules, prevailing wage mandates, and reporting burdens. If we are unable to structure our SPEs or operations to meet these requirements, we may forfeit millions of dollars in expected benefits or financing backstops. In addition, changes to these credits currently under review by President Trump, the U.S. House of Representatives and the U.S. Senate, or under subsequent review in the future, due to tax reforms or political policy redirection initiatives, could materially adversely reduce the return profile of our energy assets.

We may be subject to opposition from environmental groups, litigation, or reputational campaigns, which could delay permitting or reduce site flexibility.

The Texas Commission on Environmental Quality (TCEQ) has preliminarily approved Fermi’s 6 GW Clean Air Permit for natural gas generation, subject to an ongoing public comment process before final approval. Opposition from environmental groups, including permit challenges or reputational campaigns, could delay permit issuance and/or reduce site flexibility.

New nuclear projects as well as some other types of energy projects (and their associated infrastructure) in the United States frequently face opposition from non-governmental organizations, environmental advocacy coalitions, and some local stakeholders. These groups may challenge NRC proceedings, file administrative appeals, or initiate litigation under NEPA, the Clean Water Act, or the Endangered Species Act (“ESA”) as well as challenge government activities to grant required environmental permits. Even unsuccessful litigation can delay project timelines, increase legal costs, and discourage investors or tenants.

Furthermore, reputational campaigns in media or political venues—particularly those focused on water usage, emissions from backup gas infrastructure, or perceived AI overreach—may generate public controversy that slows permitting or discourages tenant commitments.

In addition, future phases of the project will still interact with environmental and public stakeholder processes—especially regarding nuclear permitting, air quality emissions, and water usage. Any local opposition or environmental group litigation could restrict our ability to expand or require costly mitigation efforts.

The Project Matador Site’s location near the former Pantex Plant presents certain restrictions on the development of operations.

The Pantex Plant, located to the north of the Project Matador Site, is subject to federal and state investigation and remediation efforts to address contaminant releases into groundwater. Such contaminants include volatile organic compounds, metals, and contaminants associated with explosive manufacturing. The remediation plan implements various post-closure care and institutional controls such as restrictions on drilling to depths greater than 180 feet, restrictions on the use of groundwater, and allowing access to various federal and state agencies for purposes of cleanup. The Pantex Plant is listed on the national priorities list as a superfund site.

The area, located on the northern boundary of the Project Matador Site, is subject to a groundwater deed certification. While regulatory closure remains outstanding, the groundwater monitoring wells located in the area must remain undisturbed and the integrity of other applicable components of the remedial action (e.g., injection wells, conveyance lines, in situ remediation vaults, etc.) must be maintained.

Our development strategy and construction efforts must account for the impacts of the Pantex Plant upon groundwater and the associated remedial measures implemented and may restrict our ability to build and/or expand. Additionally, until regulatory closure is achieved, our development plans and resultant operations may be impacted by various federal and state agencies undertaking their respective remedial obligations.

Risks Related to Tenant Concentration and Leasing

Our near-term revenue may be heavily concentrated among a small number of anchor tenants.

Our development strategy will initially be dependent on securing long-term, take-or-pay lease agreements with a limited number of AI hyperscale tenants. While we have engaged in discussions with potential lessees, we have not executed binding lease agreements as of the date hereof. If these parties delay or decline to execute long-term leases, or if terms become unfavorable, it could materially impact our ability to generate revenue and meet financial obligations associated with site development and energy infrastructure.

Failure of any major tenant to perform under its lease could result in material financial losses.

Once executed, our leases are expected to include long-term, take-or-pay structures, under which tenants are obligated to pay base rent and service fees regardless of usage. However, if a tenant defaults, restructures, or declares bankruptcy, we may be unable to enforce full lease payment obligations, particularly if our rights as lessor are contested or if operational performance requirements are not met. Given the scale of infrastructure allocated per tenant (up to 3.5 million square feet each), any lease disruption could significantly impair site-level cash flow and cause valuation write-downs on real estate or energy assets.

Our leases may include operational covenants that create performance liability.

Certain tenant agreements may require us to maintain continuous availability of power, cooling, and security infrastructure at service levels that match hyperscale standards (e.g., 99.999% uptime, tiered failover, dedicated thermal recovery). Failure to meet these conditions—due to delays in nuclear licensing, gas turbine failures, water shortages, or other force majeure events—could trigger contractual penalties, rent abatements, or early termination rights. These provisions could materially increase our liability exposure even if subleases are nominally long-term and fixed-rate.

Our ability to scale leasing revenue depends on the timely delivery of data center shell and infrastructure-ready pads.

We are pursuing a “power-first” development model in which energy infrastructure is commissioned before tenants occupy or commit to their full buildout. However, sublease execution and ramp-up efforts depend on our ability to deliver modular, pre-permitted, powered shell infrastructure by scheduled CODs. If our pads, substations, or core and shell designs are delayed due to permitting, supply chain, or contractor disputes, we may face rent delays, occupancy penalties, renegotiation of tenant lease rates or lease terminations. Moreover, any such delays or disputes may materially adversely impact our ability to attract future tenants on favorable terms, or at all.

Tenant consolidation or vertical integration could reduce long-term leasing demand.

We face risks related to industry consolidation and tenant vertical integration, including the potential termination of our Lease. Major hyperscalers are increasingly seeking to build and own their own infrastructure, including energy generation assets and fully integrated data campuses. If these companies successfully verticalize their power generation and real estate strategies, demand for third-party infrastructure platforms such as ours may decline. In addition, consolidation within the AI sector could result in tenant concentration risk or create new infrastructure monopolies that exclude new entrants like us.

This trend may limit our ability to renew leases at market rates or expand existing tenant footprints as intended.

We may be required to offer lease concessions or capital subsidies to secure long-term tenants.

As competition for AI-aligned tenants increases, we may need to provide infrastructure rebates, tenant improvement allowances, or direct capital support for high-density power configurations, cooling corridors, or private substations. These concessions may reduce net effective rent and extend payback periods, particularly in earlier phases of the development where site-wide utilities and redundancy are still being constructed.

Subtenant improvements impact our leaseback model and base rent escalations.

Our Lease includes an AV-based rent escalation clause that is based on the appraised value of “Data Center Facilities,” which is defined to be each data center building that houses networked computer services or machines. If tenants delay improvements, minimize capital deployments, or build in stages, our ability to meet payment obligations may lag. Any of these actions could result in the termination of such tenants’ leases with us and the loss of rental revenue attributable to the terminated leases. Conversely, if capital improvements exceed projections, our payments to the Texas Tech University System may escalate faster than tenant revenue is recognized, creating temporary timing mismatches in cash flow.

Risks Related to REIT Qualification

We have elected to be classified as a REIT for U.S. federal income tax purposes. Our failure to qualify or maintain our qualification as a REIT for U.S. federal income tax purposes would reduce the amount of funds we have available for distribution and limit our ability to make distributions to our shareholders.

We have elected to be classified as a corporation for U.S. federal income tax purposes effective as of our date of formation, January 10, 2025, via late classification relief sought under Revenue Procedure 2009-41. We adopted a fiscal year end of July 31, 2025, for our initial taxable, non-REIT year, and, in order to make a REIT election for the taxable period of August 1, 2025 through December 31, 2025, we changed our taxable year to a calendar year end for U.S. federal income tax purposes effective as of August 1, 2025. We believe that we are organized and operate in a manner to qualify for taxation as a REIT for such short taxable year ending December 31, 2025 and subsequent taxable years. However, we cannot assure you that we will qualify or remain qualified as a REIT. Our qualification and taxation as a REIT will depend upon our ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the U.S. federal income tax laws. Accordingly, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our shareholders because:

●	we would not be allowed a deduction for dividends paid to shareholders in computing our taxable income and would be subject to U.S. federal income tax at the regular U.S. federal corporate tax rate;

●	we could be subject to increased state and local taxes; and

●	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our common stock.

Restrictions on ownership of our capital stock may adversely affect our stock price and/our business and we could fail to qualify as a REIT as a result of such restrictions.

We would be “closely held” within the meaning of Section 856(h) of the Code if the rule prohibiting capital stock of the REIT from being “closely held” applied to a REIT’s first taxable year. Effective as of June 30, 2026, our Certificate of Formation, as amended (the “Charter”), will prohibit any person or entity from beneficially owning or constructively owning shares of our capital stock to the extent that such beneficial ownership or constructive ownership would result in us being “closely held” within the meaning of Section 856(h) of the Code (without regard to whether the ownership interest is held during the last half of a taxable year). In order for us to ensure we will not be deemed “closely held,” commencing in June 2026, we will have the right to redeem any or all shares of capital stock of certain individuals named in our Charter from time to time during the month of June 2026, at a redemption price equal to the fair market value of such capital stock (as determined by an independent valuation firm selected by our board of directors and approved by the holders of such capital stock), plus any declared and unpaid dividends or other distributions to, but excluding, the date fixed for redemption. We may not have funds available to effectuate any such redemptions, and we may have to sell assets or borrow money in adverse market conditions to obtain sufficient funds for the redemptions. Alternatively, shareholders subject to this provision may choose to dispose of all or a portion of their capital stock in market transactions. In the event we are not in compliance with the “closely held” requirement at June 30, 2026, our Charter will cause all or a portion of the capital stock of such shareholder to be transferred to a charitable trust pursuant to the terms of our Charter. Such events could adversely affect the price of our common stock and our ability to operate our business. If we are unable to comply with the requirement that we not be “closely held” within the meaning of Section 856(h) of the Code by July 1, 2026, we could fail to qualify as a REIT.

Qualification as a REIT involves a highly technical and evolving set of requirements.

To qualify as a REIT, at least 75% of our assets must be real estate-related and at least 75% of our income must derive from rents, mortgage interest, or other qualifying passive income sources. At least 95% of our gross income must be from these sources plus other forms of passive income such as interest and dividends. We will not be able to acquire securities (other than securities in a taxable REIT subsidiary (“TRS”) or which are treated as a real estate asset) of any single issuer that would represent either more than 5% of the total value of our assets, 10% of the voting securities of such issuer, or more than 10% of the total value of the issuer’s outstanding securities. No more than 20% of the value of our total assets may consist of securities in one or more TRSs for our taxable year ending December 31, 2025, and no more than 25% thereafter. In addition, we must distribute at least 90% of our taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gain) to shareholders annually. We will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid with respect to any calendar year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our capital gain net income for that year and (iii) 100% of our undistributed ordinary income and capital gain net income from prior years. Given our evolving mix of revenue, we may not meet these thresholds in all periods. Even a small misstep in structuring or reporting could cause us to fail one or more REIT qualification tests or incur significant excise taxes.

Our planned energy infrastructure activities may generate non-qualifying income for REIT purposes.

Our strategy involves developing power generation assets—including nuclear, natural gas, solar, and storage—through project-level SPEs. These entities may sell power directly to tenants or third parties or engage in other activities that generate non-qualifying income for REIT purposes, that generate net income subject to the tax on prohibited transactions, or that are otherwise incompatible with REIT status. A REIT will incur a 100% tax on the net income (including foreign currency gain) from a prohibited transaction. Generally, a prohibited transaction includes a sale or disposition of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. The 100% tax will not apply to gains from the sale of property that is held through a TRS, although such income will be taxed to the TRS at regular U.S. federal corporate income tax rates. If these operations are not properly structured through TRSs, we may generate excessive non-qualifying income or pay excessive amounts of prohibited transaction tax. While we plan to ring-fence these activities, there is no assurance that future operations will be segregated in a manner that preserves REIT eligibility.

Failure to qualify as a REIT would subject us to full corporate-level taxation and could reduce our ability to make distributions.

If we fail to qualify as a REIT in any taxable year and do not qualify for relief provisions, we would be subject to U.S. federal income tax at regular U.S. federal corporate rates and we would not be able to deduct distributions to shareholders in computing our taxable income. This would significantly reduce the available cash for distributions to shareholders. In addition, unless we qualify for relief under certain provisions of the Code, we will be prohibited from re-electing REIT status for the four taxable years following the year of disqualification. Such an outcome could materially and adversely affect our valuation, dividend expectations, and access to capital.

Legislative or other actions affecting REITs could have a negative effect on us, including our ability to qualify as a REIT or the U.S. federal income tax consequences of such qualification.

At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended, possibly with retroactive effect. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective. We and our shareholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations or administrative interpretations.

We may be required to establish and manage one or more TRSs, which carry their own risks.

To isolate non-qualifying income and activities, we may form TRSs to own or operate energy SPEs, manage infrastructure services, or provide power-related guarantees. A TRS is a corporation (other than a REIT), in which a REIT directly or indirectly holds stock and that has made a joint election with such REIT to be treated as a TRS. With only a few exceptions, a TRS generally may engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A domestic TRS is subject to U.S. federal income tax as a regular corporation.

No more than 20% of the value of our total assets may consist of stock or securities of one or more TRSs for our taxable year ending December 31, 2025, and no more than 25% thereafter. This requirement limits the extent to which we can conduct our activities through TRSs. The values of some of our assets, including assets that we hold through TRSs, may not be subject to precise determination, and values are subject to change in the future. In addition, as a REIT, we must pay a 100% penalty tax on IRS adjustments to certain payments that we make or receive if the economic arrangements between us and any TRSs are not comparable to similar arrangements between unrelated parties. We intend to structure transactions with any TRS on terms that we believe are at arm’s length to avoid incurring the 100% excise tax described above. However, the IRS may successfully assert that the economic arrangements of any of our intercompany transactions are not comparable to similar arrangements between unrelated parties.

Accordingly, improper structuring or oversight of TRSs could jeopardize our REIT status or trigger additional tax liabilities.

Because of our significant capital investment requirements, we cannot predict when we will begin paying regular dividends to shareholders. Over the longer term, our ability to pay regular dividends will depend on numerous factors, including REIT compliance, earnings, and capital needs.

As a REIT, we will be required to distribute at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gain) to qualify and maintain our qualification as a REIT. As a rapidly growing business with significant capital needs, we do not expect to generate material REIT taxable income or pay dividends in the near term. Over the longer term, our ability to pay dividends will depend not only on net earnings, but also on the receipt of cash from SPEs, lease payments from tenants, and the timing of income recognition under IRS rules. Compliance with this distribution requirement could cause us to (i) sell assets in adverse market conditions, (ii) distribute amounts that represent a return of capital or (iii) distribute amounts that would otherwise be spent on future acquisitions, unanticipated capital expenditures, or repayment of debt. If we experience earnings volatility, tenant disputes, or capital expenditures beyond projections, we could be forced to borrow to fund distributions or reduce the size of dividends from subsidiaries.

Our status as a REIT requires compliance with several limitations, including limitations on certain otherwise attractive investment or business opportunities, limitations on hedging liabilities, limitations on our ability to engage in prohibited transactions, and limitations on our ability to provide services to tenants. Each of these requirements may hinder or delay our ability to meet our investment objectives and reduce your overall return.

To qualify as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our stock and the amounts we distribute to our shareholders. Compliance with REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we are limited in our ability to take advantage of otherwise attractive investment or business opportunities. We are subject to substantial limitations on our ability to hedge liabilities, including through interest rate swaps or cap agreements, options, futures contracts, forward rate agreements, or similar financial instruments.

We are subject to a 100% tax on certain “prohibited transactions,” which include sales or dispositions of property held primarily for sale to customers in the ordinary course of business. We are limited in the kinds of services that we can provide directly to our tenants, and accordingly must rely on independent contractors and TRSs, which can introduce further cost and complexity. Each of these requirements, as well as other requirements applicable to REITs may hinder or delay our ability to meet our investment objectives and reduce your overall return.

Dividends on our common stock do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. shareholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, including the dividends on our common stock, however, generally are not eligible for these reduced rates. U.S. shareholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

The board of directors’ revocation of the Company’s REIT status without shareholder approval may decrease the Company’s shareholders’ total return.

Our Charter provides that the Company’s board of directors may revoke or otherwise terminate the Company’s REIT election, without the approval of the Company’s shareholders if the Company’s board of directors determines that it is no longer in the Company’s best interest to continue to qualify as a REIT. If the Company ceases to be a REIT, it would become subject to U.S. federal income tax on its taxable income and would no longer be required to distribute most of its taxable income to the Company’s shareholders, which may have adverse consequences on our total return to the Company’s shareholders.

In order to preserve our REIT status, our Charter limits the number of shares a person may own, which may discourage a takeover that could result in a premium price for our common stock or otherwise benefit our shareholders.

Our Charter authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT for U.S. federal income tax purposes. Unless exempted by our board of directors, no person may actually or constructively own more than 2.5% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock, which may inhibit large investors from desiring to purchase our stock. This restriction may have the effect of delaying, deferring, or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for our common stock or otherwise be in the best interest of our shareholders.

Our relative lack of experience in operating under the constraints imposed on us as a REIT may hinder the achievement of our investment objectives and/or may cause us to fail to qualify as a REIT.

The Code imposes numerous constraints on the operations of REITs that do not apply to other investment vehicles. Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Any failure to comply could cause us to fail to satisfy the requirements associated with maintaining our REIT status. We have relatively limited experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objectives and/or may cause us to fail to qualify as a REIT. As a result, we cannot assure you that we will be able to operate our business under these constraints. If we fail to qualify as a REIT for any taxable year, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability. In addition, distributions to shareholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Risks Related to Our Governance and Operating Model

We rely on a highly concentrated leadership team and may face succession or key personnel risks.

Our Company is led by a senior management team with extensive experience in energy infrastructure, nuclear regulation, and AI-aligned data development. Our team includes individuals with deep institutional knowledge of our operating model, site entitlement history, and financing structure. However, our operations and the growth of our business are still dependent on a relatively small group of key personnel. If one or more of our executive officers or senior advisors—including our CEO, CFO, Head of Power or Chief Nuclear Construction Officer—were to become unavailable to us, we may not be able to replace their expertise in a timely manner or at all. The loss of their services, and the inability to recruit or retain key personnel, could delay business decisions, impact external relationships, disrupt execution of critical milestones and have a material adverse effect on our business prospects, financial condition and results of operations.

In addition, the success of our operations will depend, in part, on our ability to identify, attract, develop and retain experienced personnel. There is competition within our industry for experienced technical personnel and certain other professionals, which could increase the costs associated with identifying, attracting and retaining such personnel. If we cannot identify, attract, develop or retain key personnel, including technical and professional personnel, our ability to compete in our industry and implement our business plans could be materially harmed.

Some members of our management team have limited experience in operating a public company.

Some members of our management team, including our executive officers, have limited experience in the management of a publicly traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to our business’ management and growth. We may need to add additional personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting to maintain what is required of public companies in the United States. The development and implementation of the standards and controls necessary for us to maintain the level of accounting standards required of a public company in the United States may require greater costs than expected. We could be required to expand our employee base and hire additional employees and advisors to support our operations as a public company, which will increase our operating costs in future periods.

Our operating model includes multiple legal entities with interlocking governance structures, which may create oversight or coordination challenges.

We plan to operate through a network of parent and subsidiary entities, including energy-focused SPEs, infrastructure development arms, and, potentially, TRSs. Each of these entities may have separate boards, operating agreements, or regulatory reporting obligations. Coordinating decision-making across these units requires formal delegation and clear internal controls. Any failure to maintain governance alignment or resolve inter-entity conflicts could increase our regulatory, legal, or reputational risk.

Our contractual arrangements with the Texas Tech University System may create alignment or interpretation risks over time.

We operate under the Lease with the Texas Tech University System, a public academic institution. While this arrangement provides entitlement benefits, it may also introduce governance complexity over the 99-year term of the Lease. Changes in Texas Tech University’s leadership, Board of Regents, or policy objectives could lead to reinterpretations of the Lease, including the variable rent formula or naming rights. Additionally, because the Lease relies on AV-based calculations tied to tenant improvements, disputes over valuation methodologies or permitted uses could arise.

We may enter into related-party transactions that could pose conflicts of interest or governance scrutiny.

Certain of our founders, executives, and strategic advisors may in the future be investors, vendors, or partners in Company-related development entities or energy SPEs. However, such dual roles may pose perceived or actual conflicts of interest—particularly in matters of pricing, revenue sharing, or site access. If these conflicts are not properly managed or disclosed, they could damage investor confidence or subject us to regulatory investigation or litigation.

Certain of our executive officers face litigation and are involved in legal proceedings that could cause negative publicity or perception about us and could divert management’s attention.

Our President and Chief Executive Officer, Toby Neugebauer, is involved in a number of entrepreneurial endeavors and investments. From time to time, Mr. Neugebauer may be involved in legal proceedings that have in the past, and may in the future, garner negative publicity. These legal proceedings may at times require his attention.

On January 4, 2023, creditors of Animo Services, LLC (“Animo”), an affiliate of GloriFi (defined below), involuntarily placed Animo in Chapter 7 of Title 11 of the United States Code (“Chapter 7”). On February 7, 2025, the Chapter 7 Trustee in Animo’s bankruptcy proceedings filed a series of adversary proceedings against Mr. Neugebauer, and his related entities, alleging a series of fraudulent transfers and breaches of fiduciary duties (such proceedings, collectively with the ongoing bankruptcy proceedings, the “Animo Proceedings”).

On February 8, 2023, With Purpose, Inc. (d/b/a GloriFi) (“GloriFi”) filed for bankruptcy protection in the U.S. Bankruptcy Court for the Northern District of Texas under Chapter 7. On February 7, 2025, the Chapter 7 Trustee in GloriFi’s bankruptcy proceedings filed a series of adversary proceedings against Mr. Neugebauer, and his related entities, alleging a series of fraudulent transfers and breaches of fiduciary duties (such proceedings, collectively with the ongoing bankruptcy proceedings, the “GloriFi Bankruptcy Proceedings”).

Similarly, on March 3, 2023, a group of GloriFi investors also filed a lawsuit in the 191st Judicial District of the District Court of Dallas County, Texas, against Mr. Neugebauer, and related entities, alleging (i) fraudulent inducement, (ii) negligent misrepresentation, (iii) breach of fiduciary duty, (iv) unjust enrichment, and (v) exemplary damages (such proceedings, the “GloriFi State Court Proceedings”).

On May 16, 2024, and on May 17, 2024, Mr. Neugebauer, and related entities, also filed lawsuits in the District of Georgia and District of Delaware, respectively, against certain GloriFi investors alleging, among other things, investor violations under the Racketeer Influenced and Corrupt Organizations Act (RICO) as it relates to GloriFi (such proceedings, the “RICO Proceedings,” and together with the Animo Proceedings, the GloriFi Bankruptcy Proceedings, and the GloriFi State Court Proceedings, the “Animo/GloriFi Proceedings”). The RICO Proceedings have been temporarily stayed in connection with the GloriFi Bankruptcy Proceedings but may be resumed.

Although Mr. Neugebauer continues to vigorously contest the allegations against him, assert his rights, and pursue causes of action, the Animo/GloriFi Proceedings may attract negative press coverage and other forms of attention to the Company, and at times could divert Mr. Neugebauer’s attention from the day-to-day operations of the Company.

We cannot predict the outcome of the Animo/GloriFi Proceedings or the impact they may have on the Company or its financial condition. The publicity surrounding the Animo/GloriFi Proceedings, or any investigation, inquiry or any enforcement action as a result thereof, even if ultimately resolved favorably for Mr. Neugebauer, could cause additional public scrutiny of our Company. As a result, such proceedings, investigations and inquiries could have an adverse effect on our perceived reputation and our ability to raise new capital.

Risks Related to Market Conditions and Macroeconomic Factors

Adverse macroeconomic conditions could impair our ability to raise capital or complete development phases.

Project Matador’s success depends on continued access to both equity and project-level debt to fund real estate, energy, and infrastructure development. In the event of economic downturns, financial market volatility, interest rate increases, or reduced investor risk appetite—particularly for real asset or infrastructure investments—we may be unable to secure sufficient capital on acceptable terms or at all. This could result in construction delays, contract renegotiations, or asset impairments, any of which would have a material adverse effect on our business, results of operations and cash flows.

Cost overruns and inflationary pressures could materially increase development and operating costs and impact our capital budget and profitability.

Project Matador’s construction is expected to span multiple years and include capital-intensive civil, electrical, and mechanical engineering work. The prices of steel, concrete, turbine components, piping systems, data center racks, and high-voltage equipment have experienced material inflation in recent years. Similarly, prices for imported materials, equipment and supplies used in our business may also be negatively impacted by tariff policy, which can be inflationary. If inflation or tariffs affect labor rates, raw materials (e.g., steel, concrete), or specialized equipment, our project budgets may increase significantly. Historically, nuclear projects in the U.S. have experienced budget escalations due to engineering rework, licensing scope changes, and schedule slippage. Similarly, labor costs for skilled construction workers, electricians, and qualified engineers continue to rise.

If inflation persists or accelerates, the cost to complete Project Matador may exceed our estimates, reducing return on investment and increasing reliance on additional capital raises. While we have incorporated contingency planning into our baseline financial models, these provisions may not be sufficient to cover real-time market variability. Unexpected inflation or commodity price shocks may necessitate budget revisions or additional capital raising.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

The United States government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated or is considering the imposition of tariffs on certain foreign goods and products. Changes in United States trade policy have resulted in many United States trading partners adopting responsive trade policies, and additional responsive trade policies could be adopted in the future. These measures could materially increase the costs we incur in developing, deploying and maintaining our reactors, gas turbines and other long-lead time components.

We will depend on a limited number of suppliers, including suppliers of our reactors, gas turbines and other long-lead time system components that may be manufactured oversees, to provide us, directly or through other suppliers, with items such as equipment for the construction and development of our reactors, other components and raw materials. Tariffs on such components would increase our costs to the extent those components are imported into the United States. While a certain portion of the increased costs may be absorbed by certain suppliers, some suppliers may struggle to absorb the increased costs, especially over the long term, potentially leading to supply disruptions or cost pass-throughs to us, which may lead to an increase in our expenditures. Any shortage, delay or component price change from these suppliers, including as a result of changes in exchange rates, taxes or tariffs, could result in sales and installation delays, cancellations and loss of market share. If there are substantial tariffs imposed by the United States on countries from which we import certain of our key products, we may not be able to pass the cost through to our tenants.

We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our tenants, our suppliers, and the United States economy, which in turn could adversely impact our business, financial condition and results of operations. Our attempts to mitigate potential disruptions to our supply chain and offset procurement and operational cost pressures, such as through alternative sourcing and/or increases in the selling prices of some of our products, may not be successful. To the extent that cost increases result in significant increases in our expenditures, or if our price increases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if our revenues decrease, our business, financial condition or operating results may be adversely affected.

Interest rate fluctuations may increase our cost of capital and reduce profitability.

Project Matador will utilize a mix of fixed and variable rate financing instruments across its SPEs and real estate platform. Increases in benchmark interest rates, lender spreads, or risk premiums for long-duration infrastructure projects may increase debt service costs, reduce debt availability, or constrain financial flexibility. Rising rates may also reduce the relative attractiveness of our common equity to yield-seeking investors, limiting the success of future follow-on financings.

Shifts in federal, state, or local policy may affect permitting, taxation, or infrastructure incentives.

Our development strategy is currently supported by a policy environment that encourages energy innovation, U.S.-based manufacturing, and advanced infrastructure deployment. However, changes in political leadership or budget priorities at the federal or state level could result in the rollback of tax credits (such as 45Q, 45J, 45V, or 48C), delays in DOE funding programs, or new environmental permitting requirements. At the state level, changes in law or interpretation regarding water rights, transmission access, or land use could materially adversely impact Project Matador’s ability to expand or conduct its core business any of which could materially adversely affect our business.

Sustainability expectations may evolve in ways that affect project costs or tenant commitments.

We are seeking to build the world’s most resilient and energy-diverse AI infrastructure platform. However, sustainability expectations—particularly around carbon neutrality, sustainable water use, and nuclear energy—may continue to evolve. In the future, certain institutional investors or tenants may require additional certifications, climate audits, or supply chain transparency that increase compliance costs. Failure to meet such expectations could limit tenant participation, equity investment, or long-term valuation.

Global supply chain disruptions may delay delivery of critical infrastructure components.

Project Matador requires timely procurement of gas turbines, transformers, power electronics, nuclear reactor components, HVAC systems, and modular data center elements—many of which originate from international vendors. Acts of God, geopolitical conflict, war, terrorism, social unrest, global health crises, trade restrictions, maritime shipping delays, or semiconductor shortages may result in global supply chain disruptions that could delay site readiness, reduce operational capacity, or force reprioritization of development phases.

Risks Related to Our Common Stock

Since our IPO, our stock price has been volatile, and you may not be able to resell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

As a new public company, our stock price has been, and may continue to be, volatile. As a result, you may not be able to resell your shares at or above the price you paid for such shares due to a number of factors included herein, including the following:

●	results of operations that vary from the expectations of securities analysts and investors;

●	results of operations that vary from those of our competitors;

●	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

●	changes in economic conditions for companies in our industry;

●	changes in market valuations of, or earnings and other announcements by, companies in our industry;

●	declines in the market prices of stocks generally, particularly those of power and utilities businesses as well as hyperscalers;

●	strategic actions by us or our competitors;

●	changes in general economic or market conditions or trends in our industry or the economy as a whole;

●	changes in business or regulatory conditions;

●	future sales of our common stock or other securities;

●	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	announcements relating to litigation or governmental investigations;

●	guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;

●	the development and sustainability of an active trading market for our stock;

●	changes in accounting principles; and

●	other events or factors, including those resulting from system failures and disruptions, natural or man-made disasters, extreme weather events, war, acts of terrorism, an outbreak of highly infectious or contagious diseases or responses to these events.

Furthermore, the stock market may experience extreme volatility that, in some cases, may be unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.

In the past, following periods of market volatility, shareholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of management from our business regardless of the outcome of such litigation.

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We may not be able to complete our evaluation, testing and any required remediation in the time required. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of the fiscal year that coincides with the filing of our second annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We will also be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause shareholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and stock price. To comply with the requirements of being a public company, we may need to undertake various costly and time-consuming actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff, which may adversely affect our business, financial condition, results of operations, cash flows and prospects.

We have identified a material weakness in our internal control over financial reporting. If our remediation of the material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

As a public company, we are required to maintain internal control over financial reporting and to evaluate and determine the effectiveness of our internal control over financial reporting. Beginning with our second annual report following our IPO, we will be required to provide a management report on internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Thus, in accordance with the provisions of the JOBS Act, we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of September 30, 2025, nor any period subsequent in accordance with the provisions of the Sarbanes-Oxley Act.

However, while preparing the financial statements that are included in this report, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness pertains to a lack of formalized processes, policies, and procedures, inadequate segregation of duties across functions relevant to financial reporting, and an insufficient number of qualified personnel within our accounting, finance, and operational functions who possess an appropriate level of expertise to provide reasonable assurance that transactions are being appropriately recorded and disclosed. We have concluded that the material weakness exists because we are a newly formed company and have not yet fully developed or implemented our internal control over financial reporting or operational control environment, and therefore do not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company. The material weakness was not identified as a result of a misstatement to our financial statements.

We have taken and will continue to take certain actions to remediate the material weakness, including:

●	designing and documenting an internal controls framework, including control activities over financial reporting, modeled on the Committee of Sponsoring Organizations (COSO) principles, with periodic internal reviews and testing;

●	implementing formal policies and procedures to govern key financial processes and internal controls, including documented accounting policies aligned with U.S. GAAP standards and supported by external advisors;

●	hiring additional qualified personnel with appropriate expertise in operational finance activities, accounting, and financial reporting, including the appointment of a Chief Financial Officer and financial reporting expert, and the establishment of an experienced finance team with public company financial reporting and internal controls expertise;

●	enhancing segregation of duties across critical accounting and operational functions and implementing robust liquidity planning and cash management controls to support daily operating needs and strategic investments;

●	evaluating and implementing appropriate financial and reporting systems to support internal controls requirements including engagement of a third-party accounting advisory firm to assist with timely remediation of control deficiencies; and

●	establishing an audit committee composed of independent directors to provide oversight of our financial reporting and internal control environment.

We will not be able to fully remediate the material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. There can be no assurance that our remediation efforts to address this material weakness described above, which may be time-consuming and costly, will be successful, or that our internal control over financial reporting will be effective in accomplishing all of its objectives. Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting, including as a result of the identified material weakness discussed above. Furthermore, as we grow, our business, and hence our internal control over financial reporting, will likely become more complex, and we may require significantly more resources to develop and maintain effective controls. Designing and implementing an effective system of internal control over financial reporting is a continuous effort that requires significant resources, including the expenditure of a significant amount of time by senior members of our management team. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results, financial condition, and future prospects. Additionally, as stated above, we have not performed an evaluation of our internal control over financial reporting as permitted under the JOBS Act; accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, beginning with our second annual report after the completion of our IPO.

If during the evaluation and testing process we identify additional material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC. We cannot be certain if this reduced disclosure will make our common stock less attractive to investors.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurs after December 8, 2011, and whose annual net sales are less than $1.235 billion will, in general, qualify as an “emerging growth company” until the earliest of:

●	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;

●	the last day of its fiscal year in which it has annual gross revenue of $1.235 billion or more;

●	the date on which it has, during the previous three-year period, issued more than $1 billion in nonconvertible debt; and

●	the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as we (i) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (ii) have been required to file annual and quarterly reports under the Exchange, for a period of at least 12 months, and (iii) have filed at least one annual report pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Under this definition, we are an “emerging growth company” and will remain an “emerging growth company” until as late as the fifth anniversary of the completion of our IPO. For so long as we are an “emerging growth company,” we will, among other things:

●	not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act;

●	not be required to hold a nonbinding advisory shareholder vote on executive compensation pursuant to Section 14A(a) of the Exchange Act;

●	not be required to seek shareholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act;

●	be exempt from the requirement of the PCAOB regarding the communication of critical audit matters in the auditor’s report on the financial statements; and

●	be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to “opt out” of this transition period and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period is irrevocable.

We cannot predict if investors will find our common stock less attractive as a result of our decision to take advantage of some or all of the reduced disclosure requirements above. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

As a public company, we incur legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, the listing requirements of Nasdaq, the London Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition, results of operations, cash flows and prospects. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition, results of operations, cash flows and prospects. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These additional obligations could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and there could be a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

The body of case law interpreting the Texas Business Organizations Code is less developed than the body of case law interpreting the Delaware General Corporation Law and the Maryland General Corporation Law, and the Texas Business Court has less precedent to draw from adjudicating corporate and business-related matters.

As a Texas corporation, we are subject to the Texas Business Organizations Code (the “TBOC”). The body of case law interpreting the TBOC is less developed than the body of case law interpreting the Delaware General Corporation Law and the Maryland General Corporation Law and Maryland REIT Law. Many U.S. corporations have historically chosen Delaware as their state of incorporation because of, among other reasons, the extensive experience of the Delaware courts in adjudicating corporate and business-related matters. The Delaware Court of Chancery and Supreme Court are highly respected and experienced business courts with an extensive body of case law. As a result, the Delaware system has long and widely been lauded for its expertise. Furthermore, many U.S. businesses that have been formed with a view to elect to qualify and operate as REITs have chosen Maryland as their state of incorporation or formation because of, among other reasons, historical precedent, the extensive experience of the Maryland courts in adjudicating corporate and business matters involving REITs and the protections afforded to the directors of Maryland corporations or trustees of Maryland real estate investment trusts, including those that elect to qualify and operate as REITs. The newly created Texas Business Court, on the other hand, is in its infancy, began hearing cases in September 2024 and will need time to develop reputationally and build a body of case law that provides comparable levels of guidance to directors and officers as might be available in Delaware or Maryland, which may result in less certainty for our officers and directors as well as our shareholders.

The Texas Business Organization Code has been recently amended to provide additional protections for our officers, directors and affiliates while making it more difficult for shareholders to make proposals at our annual meeting or to bring derivative claims. As a result, our shareholders may be disadvantaged as compared to shareholders of Delaware corporations.

In an effort to attract U.S. corporations to reincorporate in and move their respective headquarters to Texas, the Texas legislature has passed a number of changes to the TBOC. For example, the TBOC was recently amended to (i) permit broad exculpation of officers along with directors for breaches of duty of care pursuant to Senate Bill 2411, which took effect on September 1, 2025, (ii) put certain limitations on shareholder derivative lawsuits, including a 3% ownership requirement to bring such a claim, pursuant to Senate Bill 29 (“SB 29”), which became effective on May 14, 2025, and (iii) streamline approval of mergers and other fundamental transactions, including by eliminating class voting requirements. Senate Bill 1057, which took effect on September 1, 2025, imposes stock ownership requirements for shareholders seeking to submit shareholder proposals at an annual or special meeting. For more information, see the risk factor titled “Texas law and our Charter include provisions which may limit our shareholders’ ability to submit a proposal on a matter to be acted upon at a meeting of shareholders” below. Taken together, these TBOC provisions mean our shareholders may be disadvantaged as compared to shareholders of Delaware corporations.

In addition, on June 20, 2025, the Texas legislature passed Senate Bill 2337 (“SB 2337”), which took effect on September 1, 2025. SB 2337 imposes certain disclosure obligations on proxy advisors if they consider non-financial factors (including a commitment, initiative, policy, target, or subjective or value-based standard based on ESG, DEI, sustainability or social credit metrics or membership or commitment to certain groups) when they provide proxy voting recommendations or in the provision of proxy advisory services. In response to SB 2337, Institutional Shareholder Services (ISS) and Glass Lewis, the two largest proxy advisors in the United States, recently filed separate lawsuits challenging the new law.

Certain provisions of Texas law and antitakeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of Texas law and our Charter and Bylaws may have an antitakeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a shareholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our shareholders.

Under our Charter, our board of directors can authorize the issuance of preferred stock, which could diminish the rights of holders of our common stock and make a change of control of the Company more difficult even if it might benefit our shareholders. The board of directors is authorized to issue shares of preferred stock in one or more series and to fix the voting powers, preferences and other rights and limitations of the preferred stock. Accordingly, we may issue shares of preferred stock with a preference over our common stock with respect to dividends or distributions on liquidation or dissolution, or that may otherwise adversely affect the voting or other rights of the holders of common stock. Issuances of preferred stock, depending upon the rights, preferences and designations of the preferred stock, may have the effect of delaying, deterring or preventing a change of control, even if that change of control might benefit our shareholders.

In addition, provisions of our Charter and Bylaws may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which shareholders might otherwise receive a premium for their shares, or transactions that our shareholders might otherwise deem to be in their best interests. For example, our Charter and Bylaws (i) do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose), (ii) require that special meetings of the shareholders may be called at any time only by the affirmative vote of a majority of the board of directors or the chairman of the board of directors, and states that shareholders do not have the power to call a special meeting, (iii) permit our board of directors to alter, amend or repeal our Bylaws or to adopt new bylaws, and (iv) enable our board of directors to increase the number of persons serving as directors and to fill vacancies created as a result of the increase by a majority vote of the directors present at a meeting of directors.

We are subject to the provisions of Section 21.606 of the TBOC, which provides that a Texas corporation that qualifies as an “issuing public corporation” (as defined in the TBOC) may not engage in specified types of business combinations, including mergers, consolidations and asset sales, with a person, or an affiliate or associate of that person, who is an “affiliated shareholder.” Section 21.606 may deter any potential offers or other efforts to obtain control of us that are not approved by our board of directors, potentially depriving our shareholders of opportunities to sell shares of our common stock at a premium to the prevailing market price.

Our Charter designates the Business Court in the First Business Court Division of the State of Texas as the exclusive forum for certain litigation that may be initiated by our shareholders and the federal district courts of the United States as the exclusive forum for litigation arising under the U.S. federal securities laws, including the Securities Act, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our Charter, unless we consent in writing to the selection of an alternative forum, the Business Court in the First Business Court Division of the State of Texas (the “Business Court”) (or, if the Business Court determines that it lacks jurisdiction, the federal district court for the Northern District of Texas, Dallas Division) shall, to the fullest extent permitted by the TBOC, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director, officer, other employee, agent or shareholder of the Company to the Company or the Company’s shareholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty, (iii) any action arising pursuant to any provision of the TBOC or our Charter or the Bylaws or as to which the TBOC confers jurisdiction on the Business Court, (iv) any action to interpret, apply, enforce or determine the validity of our Charter or the Bylaws, (v) any action asserting a claim related to or involving the Company that is governed by the internal affairs doctrine, (vi) any action asserting an “internal entity claim” as that term is defined in Section 2.115 of the TBOC, or (vii) any other action within the jurisdiction, or supplemental jurisdiction of the Business Court. Notwithstanding the foregoing sentence, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under U.S. federal securities laws, including the Securities Act and the Exchange Act. Any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of our Company shall be deemed to have notice of and consented to the forum provisions in our Charter. However, the enforceability of similar exclusive forum provisions in other companies’ certificates of formation has been challenged in legal proceedings, and it is uncertain whether a court would find these types of provisions in our Charter to be enforceable. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. The forum selection provisions in our Charter may have the effect of discouraging lawsuits against us or our directors and officers and may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.

If the enforceability of our forum selection provision were to be challenged, we may incur additional costs associated with resolving such a challenge. While we currently have no basis to expect any such challenge would be successful, if a court were to find our forum selection provision to be inapplicable or unenforceable, we may incur additional costs associated with having to litigate in other jurisdictions, which could have an adverse effect on our business, financial condition and results of operations and result in a diversion of the time and resources of our employees, management and board of directors.

Our Charter includes provisions limiting the personal liability of our directors and officers for breaches of fiduciary duties under Texas law.

Our Charter contains a provision eliminating a director’s and officer’s personal liability for acts or omissions in the director’s or officer’s capacity as a director or officer to the fullest extent permitted under Texas law. In addition, pursuant to the TBOC, a corporation has the power to indemnify its directors and officers against judgments and certain expenses other than judgments that are actually and reasonably incurred in connection with a proceeding, provided that there is a determination that the individual acted in good faith and in a manner reasonably believed to be in the best interests of the corporation and, with respect to any criminal proceeding, had no reasonable cause to believe the individual’s conduct was unlawful. However, no indemnification may be made in respect of any proceeding in which such individual is liable to the corporation or improperly received a personal benefit and is found liable for willful misconduct, breach of the duty of loyalty owed to the corporation, or an act or omission deemed not to be committed in good faith.

The principal effect of the limitation on liability provision is that a shareholder will be unable to prosecute an action for monetary damages against a director unless the shareholder can demonstrate a basis for liability for which indemnification is not available under the TBOC. The inclusion of this provision in our Charter may discourage or deter shareholders or management from bringing a lawsuit against directors or officers for a breach of their fiduciary duties, even though such an action, if successful, might otherwise have benefited us and our shareholders.

Texas law and our Charter include provisions which may limit shareholders’ ability to bring a cause of action against our directors or officers for certain acts or omissions in their capacity as directors or officers of the Company.

The TBOC and our governing documents include certain provisions which may limit our shareholders’ ability to bring certain derivative claims against our officers and directors. For example, the TBOC provides that, if a corporation has a class of stock listed on a national securities exchange or has 500 or more shareholders, no shareholder or group of shareholders may institute or maintain a derivative proceeding in the right of the Company unless such shareholder or group of shareholders, at the time the derivative proceeding is instituted, holds at least 3% of the outstanding shares of the Company. The TBOC also permits corporations to request a court, at the start of a transaction (including related party transactions) or investigation of a derivative claim, to judicially determine the independence and disinterestedness of directors on special committees reviewing transactions or individuals on panels reviewing derivative claims. Future challenges to independence or disinterestedness would require new facts.

In addition, Section 21.419 of the TBOC sets forth certain presumptions concerning compliance by directors and officers with respect to their duties to a corporation, including the duty of care and duty of loyalty as those duties pertain to transactions with interested persons. Specifically, in taking or declining to take any action on any matters of a corporation’s business, Section 21.419 provides that a director or officer is presumed to have acted (i) in good faith, (ii) on an informed basis, (iii) in furtherance of the interests of the corporation and (iv) in obedience to the law and the corporation’s governing documents. These provisions are described as codifying the “business judgment rule.” In order to succeed in a cause of action against a director or officer, the Company or a shareholder must rebut one or more of the foregoing presumptions and prove the director or officer’s act or omission constituted a breach of duty as a director or officer and that such breach involved fraud, intentional misconduct, an ultra vires act or a knowing violation of law.

The TBOC contains provisions restricting our shareholders from inspecting certain corporate books and records unless they have held our shares for six months or own 5% of our standing shares.

Section 21.419 applies to a corporation that has a class or series of voting shares listed on a national securities exchange or includes within its organizational documents an affirmative election to be governed by such section. In our Charter, we have affirmatively elected, in the manner provided under the TBOC, to be governed by Section 21.419 and any successor provision thereto. The inclusion of this provision in our Charter and the fact that our common stock will be listed on a national securities exchange may discourage or deter shareholders or management from bringing derivative lawsuits or making books and records requests, even though such an action, if successful, might otherwise have benefited us and our shareholders.

Texas law and our Charter include provisions which may limit our shareholders’ ability to submit a proposal on a matter to be acted upon at a meeting of shareholders.

Section 21.373 of the TBOC permits a “nationally listed corporation” (as defined in the TBOC and described below) to amend its governing documents to impose stock ownership requirements on shareholders seeking to submit a proposal on a matter (other than director nominations and procedural resolutions ancillary to the conduct of a shareholder meeting) to the shareholders of such corporation for approval at a shareholder meeting. If a corporation elects to be governed by Section 21.373 of the TBOC, a shareholder or group of shareholders may submit a proposal on a matter to the shareholders of such corporation for approval at a meeting of shareholders only if such shareholder or group of shareholders (i) holds an amount of shares entitled to vote at such meeting equal to at least $1,000,000 in market value of the Company (determined as of the date of submission of the proposal) or 3% of the total number of shares eligible to vote at such meeting, and (ii) has held such amount for a continuous period of at least six months before the date of the meeting, (iii) holds such amount throughout the meeting and (iv) solicits the holders of shares representing at least 67% of the voting power of shares entitled to vote on the proposal at the shareholder meeting.

We are considered a “nationally listed corporation” and adopted these requirements for having standing to make a shareholder proposal, effective as of our first annual meeting of shareholders following our IPO. Such adoption limits our shareholders’ ability to make proposals as compared to shareholders of a Delaware corporation.

An active, liquid trading market for our common stock may not be sustained, which may limit your ability to sell your shares.

Prior to our IPO, there was no public market for our common stock. Although our common stock is listed for trading on Nasdaq and the London Stock Exchange under the trading symbol “FRMI,” an active trading market for our common stock may not be sustained in the future. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to continue would likely have a material adverse effect on the value of our common stock. The market price of our common stock may decline below the price you paid, and you may not be able to sell your shares of our common stock at or above the price you paid, or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing additional shares of our common stock or other equity or equity-linked securities and may impair our ability to make acquisitions by using any such securities as consideration.

A significant portion of our total outstanding shares of common stock are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. The shares purchased in our recent initial public offering may be resold in the public market immediately, unless such shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act. In connection with our IPO, a substantial portion of our outstanding shares subject to a 180-day lock-up period provided under lock-up agreements executed in connection with the offering and are restricted from immediate resale under the federal securities laws. All of these shares of common stock will, however, be able to be resold after the expiration of the lock-up period, as well as pursuant to customary exceptions thereto or upon the waiver of the lock-up agreement by the representatives on behalf of the underwriters. We also have registered shares of common stock that we have or may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to the lock-up agreements. As restrictions on resale end, the market price of our stock could decline if the holders of currently restricted shares of common stock sell them or are perceived by the market as intending to sell them.

If securities or industry analysts do not publish research or reports about our business, if they publish unfavorable research or reports, or adversely change their recommendations regarding our common stock or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

As the trading market for our common stock continues to develop, the trading market will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. As a newly public company, we may be slow to attract research coverage. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research, issue an adverse opinion regarding our stock price or if our results of operations do not meet their expectations, our stock price could decline. Moreover, if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our Charter authorizes us to issue one or more series of preferred stock. Our board of directors has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium to the market price, and materially adversely affect the market price and the voting and other rights of the holders of our common stock.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits and coverage or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs, or incur substantially higher costs to maintain the same or similar coverage. These factors could make it more difficult for us to attract and retain qualified executive officers and members of our board of directors.

Dual listing on the Nasdaq and the London Stock Exchange may lead to an inefficient market in the shares of common stock.

Our common stock is dual listed on Nasdaq and the London Stock Exchange. Dual listing of the shares of common stock results in differences in liquidity, settlement and clearing systems, trading currencies, prices and transaction costs between the exchanges where the shares of common stock are quoted. These and other factors may hinder the transferability of the shares of common stock between the two exchanges.

Consequently, the price of the shares of common stock may fluctuate and may at any time be different on the Nasdaq and the London Stock Exchange. Investors could seek to sell or buy their shares of common stock to take advantage of any price differences between the two markets through a practice referred to as arbitrage. Any arbitrage activity could create unexpected volatility in both the share of common stock prices on either exchange and in the volumes of shares of common stock available for trading on either market. This could adversely affect the trading of the shares of common stock on these exchanges and increase their price volatility and/or adversely affect the price and liquidity of the shares of common stock on these exchanges. In addition, holders of shares of common stock in either jurisdiction will not be immediately able to transfer such shares for trading on the other market without effecting necessary procedures with our transfer agents/registrars. This could result in time delays and additional costs for shareholders. The market price of the shares of common stock

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the past three years, the registrant issued the below unregistered securities. The numbers of securities contained herein do not give effect to the stock split effected upon the Corporate Conversion in connection with our IPO.

From January 10, 2025 through March 31, 2025, the Company issued 73,687,500 Class A Units in a series of transactions for cash contributions of $300,889. During the period, the Company issued an additional 48,750,000 Class A Units to a related party for a contribution receivable of $198,984. In April 2025, additional capital contributions were made by existing investors related to their existing Class A Units, bringing the aggregate capital contribution to $0.0067 per Class A Unit.

On April 11, 2025, the Company issued 31,605,450 Class B Units for cash contributions of $210,703. This total includes 4,042,950 Class B Units that were issued in connection with the conversion of an equivalent number of Class A Units, which were subsequently reissued to newly admitted Class B members.

On April 29, 2025, the Company issued an aggregate of 3,300,000 Class B Units for cash contributions of $22,000.

From May 22, 2025 to May 23, 2025, the Company issued the Seed Convertible Notes for an aggregate principal amount of $26.1 million. The Seed Convertible Notes bear 15% interest, payable in-kind, and mature in five years. At any time at the lender’s election, the Seed Convertible Notes may be converted into Class A Units at a conversion price of $2.67 per unit. Upon the occurrence of certain qualified events, the Seed Convertible Notes will automatically convert, at the lender’s election, into Class A Units or the class of equity securities issued upon the closing of such qualified event at a conversion price equal to the lowest price per unit that such equity securities are sold. Holders have voting rights on an as-converted basis.

From May 31, 2025 to July 17, 2025, the Company also issued the Series A Convertible Notes for an aggregate principal amount of $63.0 million. The Series A Convertible Notes bear 15% interest, are payable in-kind, and mature in five years. At any time at the lender’s election, the Series A Convertible Notes may be converted into Class A Units at a conversion price of $4.00 per unit. Upon the occurrence of certain qualified events, the Series A Convertible Notes will automatically convert, at the lender’s election, into Class A Units or the class of equity securities issued upon the closing of such qualified event at a conversion price equal to the lowest price per unit that such equity securities are sold. Holders have voting rights on an as converted basis.

On June 9, 2025, the Company repurchased 1,359,300 unvested Class B Units from a service provider following the termination of the service relationship. The units were repurchased at the original purchase price of $0.0067 per unit.

On July 22, 2025, the Company issued additional Series A Convertible Notes for an aggregate principal amount of $12.5 million.

On July 29, 2025, the Company issued the Series B Convertible Note for an aggregate principal amount of $145.0 million.

On August 29, 2025, the Company issued approximately $107.6 million in aggregate principal amount of its Preferred Units. Additionally, the Company issued 39,262,586 Class A Units as a result of Convertible Notes Conversion in accordance with Section 3(a)(9) of the Securities Act.

On September 18, 2025, the Company donated 3,750,000 Class B Units to Dechomai Asset Trust, an unrelated, third party, 501(c)(3) public nonprofit organization. This donation was effected through an Assignment of Interests agreement pursuant to which the Company transferred its full right, title and interest in the units to the charitable organization free and clear of any liens or encumbrances.

No underwriters were involved in the issuances described above, and such securities contain legends restricting transfer without registration under the Securities Act or an applicable exemption from registration.

On October 22, 2025, the Company issued 1,190,476 shares of its Common Stock to Mobile Power Solutions LLC, a Texas limited liability company (“MPS”), pursuant to that certain Master Lease Agreement, dated October 22, 2025, by and between MPS and Fermi Mobile Gen LLC, a Texas limited liability company and a wholly owned subsidiary of the Company (“Fermi Mobile Gen”) and that certain Supplement No. 1 to the Master Lease Agreement, dated October 22, 2025, by and between MPS and Fermi Mobile Gen.

The offer, sale and issuance of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) or 4(a)(9) of the Securities Act as transactions by an issuer not involving a public offering unless otherwise indicated.

Use of Proceeds

On October 2, 2025, we completed our IPO, in which we issued and sold 37,375,000 shares of Common Stock for an aggregate offering price of $785 million for our account (inclusive of the 4,875,000 shares of Common Stock). The shares of Common Stock sold in our IPO were sold at a price to the public of $21.00 per share. We received net proceeds of approximately $731.4 million, after (i) deducting underwriting discounts and commissions totaling $39.2 million as well as $14.3 million of other expenses related to the offering, (ii) using approximately $82.4 million of the proceeds from the offering to secure additional power generation assets and (iii) using $23.8 million of the proceeds of the offering to continue construction activities in progress. There has been no material change in the expected use of the net proceeds from our IPO as described in our prospectus dated September 30, 2025 filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933. All shares of Common Stock sold were registered pursuant to a registration statement on Form S-1 (File No. 333-290089), as amended (the “Registration Statement”), declared effective by the SEC on May 7, 2025. UBS Securities LLC, Evercore Group L.L.C., Cantor Fitzgerald & Co. and Mizuho Securities USA LLC acted as representatives of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

The following exhibits are incorporated herein by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Index

3.1	Certificate of Formation of Fermi Inc. (as amended through October 1, 2025) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 3, 2025).
3.2	Bylaws of Fermi Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 3, 2025).
4.1*	Registration Rights Agreement, dated October 2, 2025, 2025, by and among the holders party thereto.
10.1†	Fermi Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 3, 2025).
10.2†	Form of Restricted Stock Award Agreement (Employees) under the Fermi Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11/A filed with the Commission on September 30, 2025).
10.3†	Form of Restricted Stock Award Agreement (Non-Employee Directors) under the Fermi Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-11/A filed with the Commission on September 30, 2025).
10.4†	Form of Restricted Stock Unit Award Agreement (Employees, Time-Based) under the Fermi Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11/A filed with the Commission on September 30, 2025).
10.5†	Form of Restricted Stock Unit Award Agreement (Employees, Performance-Based) under the Fermi Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-11/A filed with the Commission on September 30, 2025).
10.6†	Form of Nonqualified Stock Option Agreement under the Fermi Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-11/A filed with the Commission on September 30, 2025).
10.7†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-11/A filed with the Commission on September 30, 2025).
10.8†	Employment Agreement, dated October 6, 2025, by and between the Company and Toby Neugebauer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2025).
10.9†	Employment Agreement, dated September 30, 2025, by and between the Company and Charlie Hamilton (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2025).
10.10†	Employment Agreement, dated September 30, 2025, by and between the Company and Jacobo Ortiz (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2025).
10.11†	Employment Agreement, dated September 30, 2025, by and between the Company and Miles Everson (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2025).
10.12#	First Amendment Ground Lease Agreement, dated August 11, 2025, by and among the Texas Tech University System, Texas Tech University and Fermi SPE, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-11/A filed with the Commission on September 30, 2025).
10.13#	Membership Interest Purchase Agreement, dated as of July 29, 2025, by and among Fermi Equipment Holdco, LLC, Fermi LLC, Firebird LNG, LLC and the Equityholder of Firebird LNG, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-11/A filed with the Commission on September 30, 2025).

10.15#	Amendment No. 7 to Contract, dated July 21, 2025 by and between Firebird LNG LLC and Siemens Energy, AB (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-11/A filed with the Commission on September 30, 2025).
10.16#	Term Loan Agreement, dated August 29, 2025, among Fermi Equipment HoldCo, LLC, Firebird Equipment HoldCo, LLC and Macquarie Equipment Capital (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-11/A filed with the Commission on September 30, 2025).
19.1*	Fermi Inc. Insider Trading Policy.
31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	The certifications attached as Exhibit 32.1 are not deemed “filed” with the SEC and are not to be incorporated by reference into any filing of Fermi Inc.. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

†	Management compensatory plan or contract.

#	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission or its staff upon request. If indicated on the first page of such agreement, certain confidential information has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K. Such excluded information is not material and is the type that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERMI INC.

Date: November 12, 2025	By:	/s/ Toby Neugebauer
Toby Neugebauer
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Miles Everson
Miles Everson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)