Form 10-K
period 2025-12-31
Fermi Inc.
filed 2026-03-30
CIK 2071778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to December 31, 2025
Commission file number 001-42888
___________________________________________
Fermi Inc.
(Exact name of registrant as specified in its charter)
___________________________________________

Texas	33-3560468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

620 S. Taylor St., Suite 301 Amarillo, TX	79101
(Address of Principal Executive Offices)	(Zip Code)
(214) 894-7855
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	FRMI	The Nasdaq Stock Market LLC
Common Stock, $0.001 par value	FRMI	The London Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
Common Shares
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of March 23, 2026, there were 629,839,790 shares of common stock, par value of $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed subsequently with the SEC are incorporated by reference into Part III of this Annual Report. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

PART I
Special Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” “strive,” “endeavor,” “mission,” “goal,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•our business model is highly dependent on the successful construction, development, leasing, and continued maintenance of Project Matador (as defined herein);
•our limited operating history in developing and operating power and AI infrastructure, which may make it difficult to evaluate our business prospects and the risks and challenges we may encounter;
•our ability to access adequate project financing, commercial borrowings and debt and equity capital markets to fund our significant anticipated capital expenditures;
•our ability to construct, operate and maintain power generation facilities on schedule and at anticipated costs, either of which may be impacted by supply chain disruptions, including the impact on labor availability, raw materials and input commodity costs and availability, and manufacturing and transportation;
•the market for generating nuclear power is not yet established and may not achieve the growth potential we expect or may grow more slowly than expected;
•general business and economic conditions, including inflation, recession, geopolitical instability, and capital markets volatility, that could affect customer demand, financing availability, and our overall financial performance;
•environmental history, remediation, and associated risks, including potential liability exposure arising from environmental contamination, emissions, or other operational impacts;
•our ability to obtain and renew leases with our tenants on terms favorable to us, and manage our growth, business, financial results and results of operations;
•our ability to respond to price fluctuations and rapidly changing technology, including but not limited to uncertainty regarding the continued growth in demand for AI computing infrastructure, including the possibility that advances in AI model efficiency, changes in AI investment trends, or shifts in the competitive landscape could reduce demand for the power-intensive datacenter capacity we are designed to support;
•the impact of tariffs and global trade disruptions on us and our tenants;
•changes in political conditions, geopolitical turmoil, political instability, civil disturbances, and restrictive governmental actions;
•we and our customers operate in a politically sensitive environment, and the public perception of nuclear energy, gas-fired power generation, artificial intelligence, and powered shell development can affect our customers and us;
•influential political actors, shifting domestic policy priorities, and organized opposition by politically connected stakeholders could materially adversely affect our ability to develop, finance, and operate Project Matador;
•the degree and nature of our competition;
•our failure to generate sufficient cash flows to service indebtedness;

•material negative changes in the creditworthiness and the ability of our tenants to meet their contractual obligations;
•increases and volatility in interest rates;
•increased power, labor, equipment procurement, shipping, refurbishment or construction costs;
•labor shortages or our inability to attract and retain talent;
•changes in, or the failure or inability to comply with, government regulation, including regulation of our facilities’ environmental footprint and the project’s electric generation and storage assets;
•a failure of our information technology systems, systems conversions and integrations, cybersecurity attacks or a breach of our information security systems, networks or processes;
•our risks related to intellectual property, including our ability to protect proprietary technology and processes, and the possibility that third parties may assert infringement claims against us;
•our inability to obtain and/or maintain necessary government or other required consents or permits,
•risks associated with the concentration of our operations in a limited number of geographic locations, which exposes us to region-specific regulatory, environmental, political, and natural disaster risks;
•our exposure to fluctuations in fuel prices, including natural gas and other generation feedstocks, and our ability to pass through or hedge against such cost increases;
•our failure to qualify as a REIT and maintain our REIT qualification for U.S. federal income tax purposes;
•our ability to secure and maintain access to water resources sufficient for cooling operations and the potential for regulatory restrictions on water usage;
•changes in, or the failure or inability to comply with, local, state, federal and applicable international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates; and
•the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us.

The risks and uncertainties set forth above are not exhaustive. Other sections of this Annual Report on Form 10-K, including Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” discuss these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements.

Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business
Overview
Fermi Inc. (“Fermi,” “we,” “us,” or “our”) exists to power the artificial intelligence needs of tomorrow. We are building a private power campus for AI-centric customers—developing and leasing large-scale, grid-independent energy generation and high-performance computing facilities purpose-built for the hyperscale era. Our mission is to deliver up to 11 GW of low-carbon, highly reliable and redundant, and on-demand power directly to the world's most compute-intensive businesses, with the potential to expand the campus to up to approximately 17 GW of total generation capacity, subject to the closing of additional land acquisitions and receipt of incremental permits. See “—Strategic Land Expansion” and “—Air Permitting and Regulatory Milestones” below for additional detail. We have entered into a long-term lease on a site large enough to simultaneously house the next three largest AI infrastructure campuses by square footage currently in existence. In a world in which power is considered a key currency for AI innovation, we believe that Fermi is uniquely positioned with numerous strategic advantages that will help propel America’s AI economy forward.
Our strategy is anchored by Project Matador, a hyperscale power and AI infrastructure campus in the Texas Panhandle region secured by our 99-year ground lease with the Texas Tech University System. Project Matador is designed as a multi-phased development intended to deliver up to 11 GW, with the potential to expand to up to approximately 17 GW, of private power generation capacity and support up to approximately 15 million square feet of AI-ready hyperscale compute infrastructure over a multi-decade buildout timeline. Our objective is to provide hyperscale and other compute-intensive tenants with reliable, cost-effective, low-latency power and dedicated powered shell infrastructure, all of which is sustainably insulated from the physical and political constraints and headwinds associated with full reliance on limited and increasingly expensive grid-based power supplies.
We plan to develop and lease powered shell campus space supported by an integrated, grid-independent energy and site infrastructure platform, including on-site natural gas-fired generation, supplemental grid-supplied power, battery energy storage systems, solar generation for energy displacement, and longer-term nuclear baseload supply, all in furtherance of our objective to support large, long-duration hyperscale deployments. Project Matador is designed as an energy-first campus that places power at the center of the tenant offering, with tenant rent and capacity allocation expected to be based on reserved power capacity expressed in kilowatts per month, together with mutually designed and agreed upon reliability characteristics. We may also offer long-term ground leases to tenants that elect to construct their own powered shell facilities on our land.
The Project Matador campus benefits from a combination of strategic site characteristics that we believe would be difficult to replicate at comparable scale. The campus is located in proximity to some of the nation’s most productive natural gas-producing regions, supporting efficient and cost-effective gas transmission directly to the site. Two major fiber optic transmission corridors connect at the southern boundary of the campus, enabling co-located tenants to achieve low-latency connectivity to primary digital backbone networks. Additionally, the site overlies the Ogallala Aquifer, one of the largest freshwater aquifers in the world. The site is also located in proximity to the U.S. government’s Pantex facility, which we believe provides favorable conditions for security infrastructure and may support future nuclear development considerations, subject to applicable regulatory approvals.
We intend to elect to qualify as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2025. We believe that many of the assets and income streams associated with our powered campus model are compatible with REIT requirements, although certain development, generation, and service activities may be conducted through taxable REIT subsidiaries (“TRSs”) or other structures to preserve REIT qualification. We believe the REIT structure is well suited to long-duration infrastructure-oriented real estate and may provide investors tax-efficient exposure to AI infrastructure growth and long-duration real estate assets, subject to the risks and uncertainties described in this Annual Report.
We were formed in January 2025 and, as a development-stage company, have not generated revenue to date. As of December 31, 2025, we have made significant progress advancing the project, including securing site control and groundwater rights, completing key early-stage engineering and site development work, progressing permitting activities, advancing grid interconnection and fuel supply arrangements, procuring certain long-lead power generation equipment, negotiating tenant arrangements, and structuring financing. We do not expect to generate operating revenues until we have executed definitive lease agreements with tenants and commenced delivery of powered shells and associated on-site power capacity at Project Matador. Until then, we may generate limited non-operating income in the form of interest income on cash and cash equivalents held in reserve. Our ability to execute our plan depends on satisfying conditions precedent under our ground lease, converting tenant discussions into binding agreements, obtaining required permits and regulatory approvals, and raising strategic capital.
Market Opportunity
Growing AI and Hyperscale Power Demand
Total AI power demand is projected to grow from 55 GW in 2023 to up to 219 GW by 2030 according to McKinsey & Company, with AI workloads forecasted to increase by a factor of 3.5 over the same period, necessitating an estimated $5.2 trillion in related infrastructure investment. The global generative AI market is expected to grow from $64 billion in 2023 to $457 billion by 2027 according to Bloomberg Intelligence. In 2024, capital expenditure on AI-focused data center development reached $210 billion, with only $39 billion allocated to ongoing operating costs, indicating significant emphasis on upfront infrastructure buildout.
U.S. data center demand by 2030 is expected to land between 1,000 terawatt-hours and over 1,534 terawatt-hours per year across a range of industry sources. Key growth in demand is driven by AI, where demand for AI capacity is expected to grow at a compound annual growth rate of 33%. This is especially true for data center-dense markets such as those serviced by PJM Interconnection LLC and the Electric Reliability Council of Texas, Inc. (“ERCOT”), where grid demand forecasts have moved up materially, putting pressure on reserve margins. ERCOT is facing a shrinking supply cushion as electricity demand—driven by rapid industrial growth and data centers—outpaces the addition of new, dispatchable power generation. Projections indicate that power reserves could fall below safe levels within a few years, with worst-case scenarios showing demand potentially exceeding supply by 2028. In addition, ERCOT is being impacted by supply chain constraints with new turbines for projects not expected until 2028 or later. We believe AI hyperscalers and enterprise AI compute operators are among the most financially capable drivers of this demand, with an urgent need for power that is abundant, consistent, and delivered at high levels of baseload availability.
Power Density and Infrastructure Constraints
The rise of generative AI is fundamentally changing computing infrastructure requirements, particularly with respect to compute intensity and associated power demands. Traditional data centers were designed to support rack-level power densities of 3–10 kW per rack, while recent deployments are averaging 10–20 kW per rack, with certain next-generation AI deployments targeting 50–100 kW per rack and, in some cases, up to 240 kW per rack. This unprecedented rise in power density is a fundamental contributor to the acute constraints on available utility power across the United States, as existing transmission infrastructure and utility frameworks have not kept pace with growth in power demand.
With computing facilities also growing in size, largely due to hyperscaler demand, new deployments are ranging from 100 MW to 1,000 MW, requiring significantly more power. As a result, demand for private power solutions that are not reliant on grid expansion has increased significantly. Co-locating dedicated generation adjacent to tenant compute facilities is also expected to reduce long-distance power transmission losses, improving overall energy efficiency. Additionally, latency is not a primary constraint for many large-scale AI workloads, particularly AI model training, and hyperscalers are increasingly prioritizing access to power and speed-to-market over proximity to traditional Tier 1 data center markets. This trend reflects a broader decentralization of compute infrastructure in the AI era, where access to grid-independent, scalable, large-quantity power is driving hyperscalers’ decisions.
Low-Carbon Energy Supply
Due to intermittency limitations, renewable sources alone are insufficient to meet continuous AI compute requirements, reinforcing the role of technologies that supply firm capacity—such as natural gas-fired combined cycle units and nuclear generation—along with battery energy storage systems for load modulation, management of intra-second AI demand volatility, reliability optimization, and ride-through capability during forced outages and ground fault events. While battery storage technology continues to advance, we believe that current commercially available storage solutions are highly valuable in supporting the reliability and power optimization functionality of Project Matador, but in and of themselves are not yet sufficient to support baseload AI compute requirements at the scale and continuous availability levels demanded by hyperscale operators, and that solar and wind generation introduce variability that has not yet been fully addressed by available storage technology. We believe this market shift supports demand for an integrated energy and data infrastructure platform at scale, such as Project Matador, that is designed to meet the demands of the high-density AI workloads of the future.
Our Business Model
We are developing a powered campus model in which we control a 5,236-acre site in Carson County, Texas under a 99-year ground lease (the “Lease”) with the Texas Tech University System. Together with additional acreage acquired or under contract adjacent to the leased property, the expanded campus is expected to encompass approximately 7,570 acres. We believe this model provides long-term site control and supports a coordinated development framework with a public university partner. We are developing a private energy and site infrastructure platform across the campus to support multiple powered shell buildings and a diversified, integrated power supply, including private power generation and delivery infrastructure, substations, internal distribution networks, water and cooling systems, and other essential infrastructure. In addition to powered shell facilities, we may offer long-term ground leases to tenants that elect to construct their own powered shell facilities on our land, with or without integrated power delivery.
We intend to provide electricity and related on-site power and infrastructure services solely to on-site tenants and primarily as an incident of tenancy under our lease arrangements, and as such our business model does not anticipate nor rely upon any material marketing of or revenues from the sale of power to the grid or to interconnected electric utilities. We expect many tenant arrangements, including powered shell leases, to be structured around contracted power capacity (megawatts) and service levels, reflecting the economics of high-density AI workloads and power-constrained data center markets. Certain activities may be conducted through TRSs or other structures in order to preserve our intended REIT qualification.
We seek to align the long-term needs of hyperscale and other large compute users—speed to power, resiliency, scalability, connectivity, and cost predictability—with a real estate and infrastructure platform designed for multi-decade operations. Our model is intended to address constraints in traditional utility power delivery, including limited grid capacity, interconnection queue delays, and transmission congestion, by co-locating dedicated generation and distribution infrastructure adjacent to tenant compute facilities.

We anticipate generating substantially all of our revenue from long-term tenant lease arrangements at Project Matador. Tenant payments are expected to include fixed and variable components and are intended to be structured as rents from real property for U.S. federal income tax purposes, subject to applicable REIT requirements. Leases of powered shell space and related campus improvements are expected to be structured on a triple-net or similar basis.
Tenant payments are expected to include:
•Fixed monthly rent based on reserved power capacity. A capacity-based rent component expected to be expressed on a dollars per kilowatt per month basis. This component reflects the tenant’s right, as an incident of tenancy, to occupy the premises and access dedicated, grid-independent power capacity and associated on-site electrical and related infrastructure.
•Fixed monthly rent based on invested capital in real property improvements. A separate fixed rent component designed to provide a contractual return on capital invested in the premises and related improvements, including powered shell structures and specified infrastructure elements.
•Pass-through reimbursements structured as additional rent. Tenant reimbursements of certain costs allocable to the premises and shared campus systems, structured as additional rent on a pass-through basis. These amounts may include energy-related input costs and other consumption-based expenses, insurance, property taxes, and agreed operating and maintenance costs, subject to applicable budgets.
•Incident of tenancy framework. Power and related infrastructure services are intended to be provided solely to on-site tenants as an incident of tenancy under the lease. The foregoing rent and reimbursement components are intended to be payable as rent or additional rent under the lease and not as consideration for standalone sales of electricity.
•Development and administrative fees. For certain deployments, tenants may pay fee components tied to development management or administrative oversight of campus systems. To the extent necessary to preserve REIT qualification, service-related activities may be performed through, or structured in coordination with, TRSs.
For tenants that elect to develop their own facilities on our land, tenant payments are expected to include:
•Ground lease rent. We expect to earn market-based ground lease rent under long-duration lease structures.
•Power capacity and infrastructure made available under the ground lease. Where reserved power capacity and related infrastructure are made available in connection with such ground leases, associated payments are expected to be structured as rent or additional rent under the lease and provided solely as an incident of tenancy.
We may incorporate tenant prepayments, security deposits, and contributions in aid of construction as part of our commercial model, particularly for large, long-duration deployments where tenants are willing to fund a portion of data center development, shared infrastructure and energy systems upfront in exchange for contracted capacity and tailored infrastructure rights. For tenants that are not investment-grade, we may seek to mitigate counterparty risk through larger prepayments, third-party credit enhancements, guarantees, insurance or other risk-transfer structures.
To finance our infrastructure, we intend to rely on a combination of equity capital, tenant-funded amounts, and non-recourse or limited-recourse equipment and project-level debt raised through special purpose entities (“SPEs”) whose collateral may consist of specific power generation, energy infrastructure, or other campus assets and the associated tenant payment streams under applicable lease arrangements. We may also pursue monetization of eligible tax credits and other incentives, strategic equity partnerships, and government-sponsored programs such as potential loans from the U.S. Department of Energy’s (“DOE”) Office of Energy Dominance Financing.
Our target customers are hyperscale and other large-scale compute users, including cloud service providers, AI infrastructure operators, chipmakers, and other enterprises or governmental and quasi-governmental entities requiring long-duration access to high-density compute capacity supported by reliable power. We expect that tenant lease agreements will generally be long-term in nature and structured to support large, phased deployments over time. Prior to stabilization, we expect that a limited number of tenants may represent a significant portion of our contracted revenue, and we may experience customer concentration until additional leases are executed.
Because Project Matador is in development, the timing of tenant lease execution, energization of power assets, and commissioning of infrastructure will materially affect our results and may result in variability prior to stabilization.

Development Strategy and Plan of Operations
Project Matador is structured as a phased campus buildout intended to integrate site control, infrastructure readiness, power sequencing, and tenant delivery into a coordinated development program extending through 2038. The campus is being designed as an integrated, private power, energy-first platform intended to deliver reliable power directly to on-site tenant facilities, with grid connectivity utilized primarily for redundancy, balancing, and optionality rather than as the primary power source.
We do not expect to generate operating revenues until we have executed definitive lease agreements with tenants and commenced delivery of infrastructure services, including power and data center capacity, at Project Matador. Until then, we may generate limited non-operating income in the form of interest income on cash and cash equivalents held in reserve. We expect our results of operations to vary significantly from period to period as we progress through multi-year phases of development, including substantial capital expenditures for civil works, equipment procurement, licensing, and construction.
Having substantially completed Phase 0 site enablement and infrastructure readiness activities, our near-term operational focus has shifted to Phase 1, which is centered on achieving initial commercial energization of the campus and supporting first tenant commissioning. Phase 1 priorities include progressing gas turbine deployments and installation, advancing grid interconnection to full contracted capacity, deploying initial battery energy storage and power quality infrastructure, executing definitive tenant lease agreements, and securing project-level financing to support the next stage of campus buildout.
While phases may overlap and sequencing may adjust based on tenant commitments and market conditions, our current development plan is organized into five major phases intended to stage capital deployment and capacity additions over more than a decade. Our current framework consists of the following stages:
Phase 0 — Site Enablement and Infrastructure Readiness
Phase 0 established the physical and contractual foundation necessary for construction and early operations at Project Matador. This phase was designed to position the campus for initial power delivery and powered shell deployment by advancing civil works and external infrastructure (including roads, fencing, and water systems), installing initial private power and site infrastructure systems, aligning permitting and regulatory milestones, and satisfying ground lease commencement conditions.
Activities included:
•Satisfaction of conditions precedent to commence the 99-year ground lease with the Texas Tech University System covering approximately 5,236 acres in Carson County, Texas.
•Execution of contracts to acquire additional acreage adjacent to the leased property, expanding the expected campus footprint to approximately 7,570 acres.
•Finalization and partial activation of grid-supplied power under our Electric Service Agreement (“ESA”) with Southwestern Public Service Company (“SPS”), a subsidiary of Xcel Energy Inc., including 86 MW of capacity expected to be energized in the second half of 2026, along with progress on an additional 114 MW of interconnection capacity targeted for accelerated energization by year-end 2026. The timing for this incremental 114 MW may extend into 2027, depending on regulatory approvals, SPS interconnection work schedules, generation planning metrics, and alignment with tenant deployment timelines and power delivery requirements. The ESA contractually provides for supply of this incremental 114 MW by October 1, 2027.
•Procurement of long lead-time generation and electrical infrastructure equipment, including seven GE TM2500 mobile units, six Siemens SGT-800 turbines, three Siemens SGT6-5000F heavy-duty gas turbines, three GE 6B frame-class gas turbines, and certain substations, switchgear, transformers, and related balance-of-plant components.
•Advancement of dual gas interconnections and firm supply arrangements, including installation of approximately 4.6 miles of natural gas lines.
•Installation of approximately 7.2 miles of water lines, a 2 million gallon water tank, and approximately 5 miles of on-site power lines to establish the initial private power, water, and site infrastructure systems.
•Development of internal roads, pad sites, equipment laydown areas, and security infrastructure, including clearing approximately 11.4 million square feet (approximately 261 acres) of land, drilling 100 geotechnical borings, pouring structural footings, preparing approximately 9,200 square feet of pad sites, and installing approximately 11.3 miles of perimeter fencing. We also began establishing laydown and staging areas and foundational groundwork intended to support installation of our initial generation assets, substations, and early powered shell capacity.
•Early-stage engineering for generation, cooling systems, substations, and campus power distribution and power management infrastructure.
•Mobilization of approximately 500 engineers and construction personnel to execute Phase 0 scope within the first nine months of principal construction activity.
Since commencement of principal construction activities less than nine months ago, we have substantially completed the core Phase 0 enablement scope.
In early February 2026, after substantially completing Phase 0 infrastructure activities, we strategically paused incremental development to align the next stage of capital deployment with receipt of our air permit from the Texas Commission on Environmental Quality (“TCEQ”). On February 25, 2026, we received final approval from TCEQ for our approximately 6 GW natural gas-fired air permit, which we believe represents one of the largest such permits ever issued in the Western Hemisphere.
On March 27, 2026, we filed an additional application with the TCEQ for an incremental 5 GW air permit, which, if approved, would authorize the site for up to approximately 11 GW of total natural gas-fired generation capacity. We believe receipt of the initial permit materially advances the project’s readiness for binding tenant contracting and project-level financing for the initial tenant campus at Project Matador.
Phase 0 was designed to bring cash flow forward and de-risk subsequent capital deployment by aligning site readiness, private power and infrastructure system installation, and permitting milestones with initial power delivery and tenant contracting.
Phase 1 — Initial Energization and Campus Activation
Phase 1 is designed to achieve initial commercial energization of the Project Matador campus and support first tenant commissioning through deployment of our initial grid and on-site generation blocks. This phase represents the transition from site enablement activities into operating infrastructure, with initial power delivery expected to support powered shell commissioning and early tenant fit-out activities.
Based on our current secured and contracted equipment portfolio and grid arrangements, Phase 1 is expected to include:
•Initial energization of up to 200 MW of grid-supplied capacity under our ESA with SPS, including 86 MW expected to be energized in the second half of 2026 and an incremental 114 MW targeted for accelerated energization by year-end 2026. The timing for this incremental 114 MW may extend into 2027, depending on regulatory approvals, SPS interconnection work schedules, generation planning metrics, and alignment with tenant deployment timelines and power delivery requirements.
•Deployment of seven leased GE TM2500 mobile generation units rated at approximately 132 MW at our site elevation, intended to support early energization, redundancy, reserve power reliability, and commissioning flexibility.
•Deployment of our initial on-site generation assets, comprising three refurbished GE 6B turbines providing approximately 114 MW, six Siemens SGT-800 turbines contributing approximately 300 MW, and three Siemens F-class turbines under contract, each expected to provide approximately 240 MW, each initially deployed in simple cycle configuration, with near-term upgrading to combined cycle mode contemplated in each of these asset classes.
•Initial deployment of battery energy storage systems and other power quality infrastructure intended to support modulation and management of customer-facing intra-second load volatility, commissioning flexibility, load shaping, and ride-through capability, and evaluation of solar generation arrangements intended to displace a portion of natural gas consumption over time.
•Construction and delivery of initial powered shell facilities, including structural buildout, electrical backbone infrastructure, and cooling systems designed to support tenant mechanical, electrical, and plumbing (“MEP”) installation and high-density compute deployment.

•Construction of campus operations and control center facilities to support centralized monitoring, dispatch, and management of on-site generation assets and imported grid power supplies, electrical distribution systems, and campus security infrastructure.
Phase 1 is also expected to include deployment of substations, campus distribution networks, cooling systems, and other private power and site infrastructure required to support early tenant operations. Phase 1 is expected to be substantially completed upon initial tenant energization and commissioning readiness, which we currently expect could occur during the first half of 2027, subject to execution of definitive lease agreements and the time required for tenants to complete their MEP buildout and prepare for deployment at the site.
Phase 2 — Scaled Natural Gas Buildout and Combined Cycle Expansion
Phase 2 represents the scale-up phase of Project Matador and is designed to transition the campus from initial energization into sustained, multi-gigawatt operations. This phase is expected to be driven by the execution of binding tenant lease agreements and the availability of project-level financing to support large-scale construction and commissioning.
Phase 2 is expected to include:
•Construction and commissioning of heat recovery steam generation (“HRSG”), steam turbine and generators, and related balance-of-plant infrastructure to convert initial simple cycle assets into combined cycle operation, increasing efficiency and net output while materially improving emissions efficiencies.
•Deployment of additional Siemens SGT-800 units, including units under order with expected deliveries in 2028, to increase firm on-site generation and redundancy.
•Expansion of campus substations, transmission and distribution infrastructure, incremental interconnections with the SPS grid, and private power and site infrastructure systems required to support incremental tenant load.
•Incremental deployment of battery energy storage systems and solar generation intended to support power quality, load shaping, and zero carbon, low-cost energy displacement.
Based on our secured and contracted equipment portfolio and execution of our combined cycle conversion strategy, we expect Phase 2 to enable the campus to reach approximately 2.5 GW of gas-fired power capacity as soon as the end of 2028, subject to completion of installation, commissioning, fuel supply infrastructure, financing, and required regulatory approvals. This target reflects both equipment currently under executed agreements and additional capacity expected from combined cycle conversions of simple cycle turbines already under contract.
Phase 3 — Construction of the First Nuclear Reactor and Continued Buildout of Gas Generation Capabilities
Phase 3 contemplates the development and construction of nuclear baseload generation capacity at Project Matador, beginning with the initial 1 GW Westinghouse Reactor. We believe our strategy to secure long lead-time items positions us favorably in the nation's expected nuclear power renaissance. We plan to pursue dual-track development of additional tenant-contracted powered shell capacity, served by a combination of new on-site, owned combined cycle natural gas-fired generation and the construction of the initial reactor. Construction of the first 1 GW Westinghouse Reactor is expected to begin promptly following receipt of U.S. Nuclear Regulatory Commission (“NRC”) approval for our initial combined license (“COL”) application and the placement of orders for major long lead-time equipment. Fermi estimates a five-year construction cycle once those milestones have been achieved and is actively working on sourcing and procuring long lead-time components to maintain schedule certainty and to create a competitive advantage over other hyperscale infrastructure developers considering nuclear power. To promote uninterrupted power delivery, we plan to retain the flexibility to supplement or temporarily replace planned nuclear output with gas-fired peaking generation, which can serve as an initial or backup power source during planned, refueling, and forced outage conditions. We believe the Project Matador Site is one of the most extensively studied, secure, and characterized nuclear sites in the United States for near-term Westinghouse Reactor deployment, and is well-positioned for accelerated nuclear development of multiple units given the site's characteristics and the recently filed COL application.
We have continued to advance regulatory and development activities in support of this phase. On June 17, 2025, we filed a combined license application with the NRC for four Westinghouse AP1000 reactors, and the NRC accepted the application for review on September 5, 2025. We have entered into a front-end engineering design (“FEED”) agreement with Hyundai Engineering & Construction Co., Ltd. to advance site layout, constructability planning, cooling-system strategy, civil design, cost estimates, and scheduling for the planned deployment of AP1000 units at Project Matador. We have also executed a forging material readiness agreement with Doosan Enerbility Co., Ltd. intended to support long-lead nuclear forgings and production readiness for reactor components, subject to contractual milestones. We intend to continue progressing through the NRC review process and related licensing, safety, and environmental workstreams. We believe these efforts position Project Matador to pursue early-mover advantages in large-scale nuclear development in response to growing energy demand and evolving federal policy priorities supporting expansion of U.S. nuclear infrastructure and advanced nuclear technologies, including small modular reactors.
Phase 3 is expected to include:
•Continued advancement of the NRC combined license review process and satisfaction of associated regulatory and environmental requirements, including safety, environmental, and site-specific licensing workstreams.
•Finalization of engineering, procurement, and construction execution planning for the initial 1 GW Westinghouse Reactor, including long-lead component procurement, forging readiness, and site preparation activities.
•Commencement of construction of the first nuclear reactor unit, subject to receipt of required NRC approvals, placement of orders for major long lead-time equipment, and securing of nuclear-specific project financing.
•Integration planning to ensure operational and physical separation between nuclear safety systems and campus operations, including establishment of the reactor SPE structure and associated sub-lease arrangements.
Each nuclear reactor is expected to require approximately 60 months of construction following receipt of required approvals. Phase 3 is intended to introduce long-duration, lower-carbon baseload capacity to complement the campus’s flexible natural gas generation fleet.
In the event that the anticipated expansion of domestic nuclear energy demand does not materialize at the pace or scale currently projected, the Project Matador campus has been designed to accommodate, as an alternative, approximately 5.0 GW of additional natural gas-fired generation capacity, subject to the closing of additional land acquisitions and receipt of incremental permits, which would bring total planned site capacity to approximately 11 GW of natural gas-fired generation. See “—Strategic Land Expansion” and “—Air Permitting and Regulatory Milestones” below for additional detail.
Phase 4 — Expansion of Infrastructure and Construction of Additional Nuclear Reactors
Phase 4 represents the long-term expansion of Project Matador into a fully scaled, multi-tenant powered campus with diversified generation resources and long-duration infrastructure. This phase is designed to include expansion of tenant infrastructure, grid-scale interconnection capacity, and supplemental powered shell square footage accompanied by the buildout of additional energy redundancy systems to support long-term operational resilience. We expect this infrastructure growth to coincide with the staged construction of Westinghouse Reactors—Units 2 through 4—following completion of the first unit. Each incremental nuclear unit will require, for power quality and reliability purposes, installation of a roughly equivalent megawatt-based amount of additional BESS resources. We also expect to supplement our Westinghouse Reactors with SMRs as they become commercially available.
Upon full buildout, the energy campus is currently designed to include approximately 6.0 GW of nuclear capacity across two nuclear islands and up to approximately 6 GW of natural gas-fired generation—the full amount authorized under our TCEQ air quality permit approved in February 2026—for a total of approximately 11 GW of generation capacity. On March 27, 2026, we filed an application with the TCEQ for an incremental 5 GW permit, which, if approved, would authorize the site for up to approximately 11 GW of total gas-fired generation capacity—providing the flexibility to achieve the full buildout entirely through natural gas-fired generation independent of the nuclear development timeline. With the acquisition of additional acreage currently under contract and subject to receipt of the additional TCEQ permit, the campus would have the potential to support up to 17 GW of total generation capacity.
In addition to the power produced by the nuclear and natural gas assets, we expect to contract for solar energy infrastructure used to offset or displace natural gas-fired generation when and as the solar power input is available, together with BESS assets utilized to provide intra-second and intra-day power quality, firming, shaping and related reliability-focused services. The campus design is expected to feature integrated water treatment systems, infrastructure purpose-built for AI training, extensive cybersecurity systems, and non-energy amenities, forming a secure, high-performance platform purpose-built to support mission-critical, AI-driven digital workloads across the United States.
Phase 4 is expected to include:
•Construction and commissioning of Westinghouse Reactors—Units 2 through 4—for up to approximately 4.0 GW of additional large light-water reactor capacity, and, if commercially available, supplemental small modular reactor capacity over time, for total nuclear capacity of up to approximately 6.0 GW across two nuclear islands, subject to regulatory approvals, financing, and execution.

•Continued expansion of natural gas-fired combined cycle generation to support incremental tenant load and maintain operational redundancy, with total gas-fired capacity of up to approximately 11 GW upon full buildout.
•Full buildout of powered shell capacity and supporting infrastructure, including expanded campus distribution, substations, water treatment and cooling systems, cybersecurity infrastructure, and fiber connectivity.
•Deployment of solar energy infrastructure to physically and environmentally offset or displace natural gas-fired generation, together with BESS assets utilized for intra-second and intra-day power quality, firming, shaping, and related reliability-focused services as the campus scales.
Phase 4 is intended to establish Project Matador as a long-duration, multi-technology energy and digital infrastructure platform capable of supporting hyperscale tenants with scalable and resilient power supply over multiple decades, together with expanded grid-scale interconnection, campus utilities, and other site-level infrastructure and amenities as the campus matures.
Near Term Power Ramp Strategy and Secured Capacity
A core element of our development strategy is to deliver a staged and executable power ramp that prioritizes (i) the highest quality, utility-grade generation fleet platformed off of efficient, highly reliable dominantly industrial frame class gas turbines designed for long-term configuration in combined cycle mode, (ii) speed to initial energization, (iii) control of critical generation equipment, and (iv) scalability through modular expansion. Our approach is designed to provide initial power availability in the second half of 2026, expand to approximately 1.5 GW of simple cycle capacity under our direct control—with staged energization and commercial operation expected to begin in the first half of 2027—and then convert early-stage simple cycle assets into combined cycle configurations to increase efficiency and net output as the campus scales. Our reserves will, over time, be provided through a robust, utility-oriented reserve margin being maintained for both operating reserves and planning reserves, with high quality utility-grade aeroderivative units in simple cycle mode being a material component of our reserve fleet over time.
The pace of our power generation deployment is driven by the convergence of several interdependent workstreams, including the time required for prospective tenants to complete their MEP buildout and achieve deployment readiness, the development and delivery of powered shell facilities, and the installation, commissioning, and energization of our on-site generation assets. We intend to sequence these workstreams in parallel to the extent practicable, with the objective of aligning generation availability with tenant readiness to accept power. As a result, the timing of our generation ramp is not solely a function of equipment delivery and construction, but is also dependent on the pace at which our tenants are prepared to commence operations at the campus.
Secured Initial Power (200 MW) — 2026 Energization
We have secured up to 200 MW of grid-supplied capacity pursuant to our ESA with SPS. We plan on developing multiple interconnection points at different high voltage levels with SPS to support redundancy, voltage regulation support, and other system attributes required to deliver highly reliable power to tenants, and we have begun constructing certain interconnection facilities, including a connection to the 230-kV and 115-kV systems serving the site.
The first 86 MW of this capacity is expected to be energized in the second half of 2026. We are working to accelerate energization of the remaining 114 MW by year-end 2026. The timing for this incremental 114 MW may extend into 2027, depending on regulatory approvals, SPS interconnection work schedules, regulatory approvals, and alignment with tenant deployment timelines and power delivery requirements. Once fully energized, the 200 MW power block is expected to support early-phase campus operations and initial tenant commissioning activities.
Secured Equipment to Support Expansion to 1.5 GW of Simple Cycle Capacity
In addition to our initial 200 MW of grid-supplied capacity, we have secured additional generation equipment that we expect will expand total Fermi-controlled simple cycle capacity to approximately 1.5 GW.
•Mobile generation (GE TM2500) — 132 MW. We have entered into a long-term lease arrangement for seven GE TM2500 mobile aeroderivative generation units rated at approximately 132 MW in aggregate. These units are intended to support early energization, commissioning, and operational redundancy while permanent combined cycle facilities are constructed. Compared to frame-class turbines, mobile aeroderivative units typically have lower efficiency and higher heat rates, but they are rapidly deployable and can provide fast-start backup power during early campus operations. We may evaluate options to rent, purchase, or deploy additional mobile generation capacity depending on tenant requirements and construction sequencing.

•GE 6B turbines — incremental 114 MW. We have acquired three GE 6B frame-class gas turbines, which are currently undergoing refurbishment in Houston, Texas to restore the turbines to original equipment manufacturer (“OEM”) factory standards, effectively resetting their operational life-cycle counter close to zero. Upon completion of refurbishment, delivery, and installation, these units are expected to provide an incremental 114 MW of simple cycle capacity. We expect to initially operate these turbines in simple cycle mode to support early energization and then convert them to combined cycle operation through the addition of HRSG and related balance-of-plant infrastructure as the campus scales. Along with the three gas turbines, we have also acquired a back-end steam turbine and generator, which will complete the combined cycle configuration.
•Siemens SGT-800 turbines — incremental 300 MW. In February 2026, our first six Siemens Energy SGT-800 turbines arrived at the Port of Houston. Upon installation and commissioning, these units are expected to provide an incremental 300 MW of simple cycle capacity. These turbines are new, in-crate assets and are expected to be installed as part of our staged combined cycle buildout, supporting firm, dispatchable generation and operational redundancy. At approximately 50 MW per turbine at our site elevation, these are units of scale that contribute to a highly reliable power generation portfolio. We intend to operate the Siemens system in a 6x1 combined cycle configuration pursuant to the back-end construction of the HRSG and steam turbine/generator, which have also been acquired and are being prepared for delivery to the site.
•Siemens SGT6-5000F turbines — incremental 720 MW. We have entered into an equipment supply agreement with Siemens Energy for three SGT6-5000F heavy-duty gas turbines. Each turbine is expected to provide approximately 240 MW of simple cycle capacity at our site elevation, representing an additional 720 MW of contracted nameplate capacity when fully deployed, subject to delivery schedules, installation, and commissioning. The turbine cores are expected to begin shipping in the second quarter of 2026, with additional equipment expected to follow in the second half of 2026.
When combined with the initial 200 MW of grid-supplied power through SPS, these secured generation assets represent approximately 1.5 GW of cumulative simple cycle capacity under our control, subject to completion of delivery, refurbishment, installation, commissioning, and permitting. We expect to begin staged energization and commercial operation of this capacity beginning in the first half of 2027 as part of our planned power ramp to support tenant delivery requirements.
Planned Conversion from Simple Cycle to Combined Cycle
Our near-term power ramp is structured to prioritize speed of deployment by initially operating certain generation equipment in simple cycle mode. As the campus scales and balance-of-plant infrastructure is completed, we plan to convert these assets to combined cycle operation through the addition of HRSG and related equipment. We expect combined cycle conversion to increase overall efficiency and materially increase net output relative to simple cycle operation.
This conversion strategy is intended to provide near-term speed to power while positioning the campus for long-term, high-efficiency combined cycle operations that are expected to reduce delivered cost of energy and emissions per kW over time.
Solar and Battery Energy Storage Strategy
We intend to incorporate solar generation and battery energy storage systems ("BESS") at Project Matador to provide multiple reliability, cost reduction, and environmental benefits, including reduced fuel consumption, enhanced system reliability and redundancy, and the provision of additional system-wide capacity to meet tenant sustainability and reliability requirements. Because solar generation is intermittent and not dispatchable, we do not expect solar to serve as a primary source of power for mission-critical data center operations. Instead, we expect solar resources to be used as an as-available, supplemental source of energy to displace a portion of our on-site natural gas-fired generation when available. For reliability purposes, we do not intend to take any base-loaded gas-fired assets completely offline, but rather to reduce generation at our gas-fired plants to levels between minimum stable generation and full load as solar displacement energy becomes available. Because solar generation will not be mission-critical to the Project Matador campus from a customer reliability perspective, but instead will provide displacement energy when available, we currently expect to procure solar supply primarily through long-term power purchase agreements with third-party developers and owner-operators, rather than constructing solar generation assets directly, subject to commercial terms and project availability.
We expect BESS to play an important role in campus power quality and reliability. The battery systems that we have specified and configured are designed to respond in nanoseconds to manage volatile AI training and agentic load swings and power supply transients associated with AI workloads, and can also, as a secondary feature, provide ride-through capability and immediate backup power in the event of generation plant or grid interruptions. As the campus scales, we expect to deploy BESS and associated controls to support intra-second load volatility management, load shaping, reserve capacity, and other reliability attributes across our private power distribution network.

Expected Multi-Gigawatt Natural Gas Ramp by End of 2027
Based on our secured and contracted equipment portfolio and our planned conversion of initial generation blocks to combined cycle configurations, we expect that our gas-fired generation portfolio could be capable of producing nearly 2.0 GW of power by the end of 2027 (inclusive of the previously identified 1.5 GW in simple cycle mode and roughly 500 MW of added combined cycle back-end generation capability), subject to securing project financing, completion of construction, commissioning, fuel supply infrastructure, and other customary conditions.
Recent Developments
We have continued to advance Project Matador through a series of commercial, permitting, procurement, and financing milestones intended to support initial energization and phased campus activation. The following summarizes selected recent developments, which are qualified in their entirety by the more detailed discussion elsewhere in this Item 1.
Tenant Contracting and Commercial Activity
We have continued to advance tenant contracting efforts for Project Matador, including negotiations with our prospective First Tenant (as defined below) and expanded commercial engagement with additional hyperscale and AI-focused counterparties following expiration of exclusivity provisions in our First Tenant LOI (as defined below).
First Tenant Letter of Intent and Advance in Aid of Construction Agreement
In September 2025, we entered into a non-binding letter of intent (the “First Tenant LOI”) with an investment grade-rated prospective tenant (the “First Tenant”) pursuant to which the First Tenant expressed interest in leasing a portion of the Project Matador Site, subject to negotiation and execution of a definitive lease agreement.
In November 2025, we entered into an Advance in Aid of Construction Agreement, dated as of November 3, 2025 (the “AIAC”), pursuant to which the First Tenant agreed, subject to satisfaction of certain conditions, to advance up to $150.0 million to fund certain construction costs associated with early-stage development activity. No funds were drawn under the AIAC.
The First Tenant LOI contemplated a phased deployment structure and included an exclusivity period that expired at midnight on December 9, 2025. Following the expiration of the exclusivity period, on December 11, 2025, the First Tenant notified us that it was terminating the AIAC. Despite the termination of the AIAC, we have continued to engage with the First Tenant regarding the negotiation of a definitive lease agreement pursuant to the First Tenant LOI. We believe the First Tenant LOI continues to provide a commercial framework for negotiations, although it remains non-binding and there can be no assurance that a definitive lease will be executed.
Expansion of Tenant Discussions Following Expiration of Exclusivity
Following expiration of the First Tenant LOI exclusivity period, we expanded our commercial outreach and initiated discussions with several additional potential tenants regarding power delivery and powered shell deployment at Project Matador. These discussions include a mix of large-scale hyperscale cloud service providers, AI-focused compute and infrastructure operators, chip manufacturers, and other technology and enterprise counterparties seeking near-term private power availability, including counterparties evaluating multi-gigawatt commitments and, in some cases, priority rights for future campus capacity.
As of the date of this Annual Report, we are in active discussions with multiple prospective tenants across various stages of negotiation, including counterparties that have exchanged draft lease documentation, counterparties evaluating term sheet structures, and counterparties pursuing confirmatory site diligence and technical feasibility assessments. We are evaluating alternative commercial structures across these discussions, including powered shell lease structures, turnkey delivery arrangements, and modified gross or triple-net lease structures, with varying approaches to credit support, deposits, and third-party guarantees depending on the counterparty and delivery timeline.
Continued Commercial Focus
We believe demand for private power for AI and high-density compute infrastructure remains robust. We have broadened our commercial strategy to pursue additional tenant opportunities and to maintain flexibility in structuring lease terms, delivery sequencing, and financing arrangements. Our near-term commercial objective remains to convert one or more of these discussions into binding tenant agreements that can support project-level financing and enable the next stage of campus buildout at Project Matador.

Update to Development Timeline and Power Ramp Expectations
As disclosed in our registration statement on Form S-11 (File No. 333-290089), as amended (the “Registration Statement”), our initial development plan contemplated achieving approximately 1.1 GW of power capacity online by the end of 2026 through a combination of grid-supplied power, mobile generation, battery storage systems, and owned natural gas-fired combined cycle assets. That plan assumed execution of a binding tenant lease agreement, the corresponding ability to secure project-level financing, issuance of a federal clean air permit, and the commencement of sustained vertical construction and commissioning activity on the original schedule.
Since the filing of our Registration Statement, our development sequencing has evolved primarily due to the fact that we have not yet entered into a definitive tenant lease agreement and our air permit was issued on February 25, 2026, which we expect to be a key prerequisite to obtaining project-level financing for the initial tenant powered shell campus. Because Project Matador is a multi-gigawatt infrastructure project, the timing of large-scale construction and commissioning activities is highly dependent on tenant contracting milestones, the time required for tenants to complete their mechanical, electrical, and plumbing (“MEP”) buildout and achieve deployment readiness, and the availability of non-recourse or limited-recourse financing.
As a result, while we have secured and contracted for substantial generation equipment and grid capacity intended to support our planned power ramp, we do not currently expect to have 1.1 GW of power online by the end of 2026, as previously contemplated in our Registration Statement. Instead, our near-term focus is to align the timing of construction and commissioning activity with tenant MEP readiness, execution of definitive tenant agreements, and related project financing.

Importantly, although our timeline has shifted, we continue to maintain control over and expand a secured portfolio of grid-derived and on-site owned and controlled generation capacity. Based on our secured equipment position and contracted procurement arrangements, we continue to expect to achieve our longer-term objective of reaching approximately 2.0 GW of gas-fired and grid-supplied power online by the end of 2027, subject to completion of installation, commissioning, securing project financing, and tenant readiness milestones.
We believe this revised sequencing reflects a disciplined approach to capital deployment that prioritizes contractual tenant commitments and financing readiness before accelerating large-scale construction activity.
Strategic Land Expansion
We have continued to expand our land position adjacent to the Project Matador campus through a series of strategic acquisitions intended to support future campus phases, utility corridor development, and water infrastructure requirements. As of the date of this Annual Report, we have acquired or are under contract for approximately 2,000 additional acres of land located to the west and south of our primary campus.
The primary campus, encompassing 5,236 acres under our 99-year ground lease with the Texas Tech University System, is designed to support up to approximately 11 GW of total generation capacity. Together with additional acreage acquired or under contract adjacent to the leased property, the expanded campus is expected to encompass approximately 7,570 acres and, subject to receipt of additional permits, is expected to have the potential to support up to approximately 17 GW of total generation capacity.
Our land assembly strategy is designed to secure contiguous acreage necessary to support this expanded buildout, including parcels acquired to support the routing of transmission line and pipeline infrastructure into the campus, parcels that provide access to groundwater rights, and water line easements intended to supplement our existing water supply arrangements. We believe this expanded land position strengthens our long-term development optionality and supports utility corridor routing and phased campus expansion across both gas-fired and nuclear generation zones.
Natural Gas Supply and Fuel Infrastructure
On October 9, 2025, we announced that we secured firm natural gas supply arrangements with Energy Transfer intended to support Phase 1 operations. This arrangement is intended to provide a long-term, committed gas supply for Project Matador’s on-site generation portfolio, including contractual provisions that contemplate scalable delivered volumes of up to approximately 300,000 MMBtu per day over time, subject to customary conditions, ramping contract quantities, required interconnection and pipeline infrastructure, and satisfaction of contractual milestones and credit support requirements. In addition to this arrangement, we continue to pursue additional gas supply and pipeline infrastructure intended to support the longer-term multi-gigawatt natural gas generation buildout at Project Matador.

Water Supply and Local Partnerships
On October 29, 2025, we announced partnerships with the City of Amarillo and Carson County intended to support early campus services, establish local tax structures, and secure water resources to support early phases of Project Matador. The City of Amarillo approved a water-supply arrangement allowing the sale of up to 2.5 million gallons per day (“MGD”) to Project Matador, with a non-binding framework to scale up to 10 MGD as campus development progresses. We expect to fund required water infrastructure and to implement water stewardship standards and operational practices designed to manage water intensity as the campus scales.
Separately, during the first quarter of 2026, we entered into a 30-year groundwater lease with local landowners covering approximately 2,542 acres in Carson County, Texas, which we believe provides long-term water supply optionality independent of municipal infrastructure.
In December 2025, we announced a hybrid cooling technology agreement with MVM EGI intended to reduce water consumption through a hybrid dry-wet cooling approach, which we believe may reduce water intensity relative to conventional wet cooling configurations, subject to design, engineering, and operating conditions.
In October 2025, Carson County approved a reinvestment zone and related incentives, including a 10-year property tax abatement framework on a per-phase basis, subject to the terms and conditions of the applicable agreements. We have also pursued additional local initiatives intended to enhance project economics and logistics, including local school district approvals.
In March 2026, the City of Amarillo, as grantee of Foreign-Trade Zone 252, filed an application with the U.S. Foreign-Trade Zones Board seeking subzone designation for our Project Matador campus (Docket No. S–133–2026). If approved, subzone status would permit certain imported equipment and materials—including power generation turbines and related infrastructure—to receive favorable customs treatment, and duty deferral on key capital equipment. The application is subject to review and approval under the Foreign-Trade Zones Act, as amended (19 U.S.C. 81a–81u), and the regulations of the FTZ Board (15 CFR Part 400). There can be no assurance that the application will be approved or that the anticipated benefits will be realized.
Mobile Generation for Early Power Delivery (TM2500)
On October 30, 2025, we announced that we secured an agreement with Mobile Power Solutions for mobile aeroderivative generation, consisting of GE TM2500 units, including seven units under lease rated at approximately 132 MW in aggregate (up to 157.5 MW of nameplate capacity depending on configuration). We expect these units to support early energization, commissioning flexibility, operational redundancy, and power delivery while permanent combined cycle infrastructure is constructed and commissioned. These mobile units are intended to be rapidly deployable and to provide fast-start capability during early campus operations.
Nuclear Development and Strategic Partner Progress
On October 27, 2025, we announced agreements intended to support long-lead procurement planning and development readiness for Westinghouse AP1000 nuclear power units at Project Matador. These agreements include FEED support and long-lead material readiness planning, including arrangements intended to secure nuclear forgings and other long-lead components, subject to milestone-based payments, applicable approvals, and other conditions.
On February 11, 2026, we announced continued progress in our strategic partnership with Hyundai Engineering & Construction Co., Ltd., including ongoing FEED work supporting four AP1000 units planned for the Project Matador Site. This work includes development of site layout and constructability planning, cooling-system strategy, civil design, and refinement of cost and schedule estimates, intended to support a staged nuclear buildout subject to licensing and financing.
On March 20, 2026, the NRC published a Notice of Intent in the Federal Register to conduct a scoping process and prepare an environmental impact statement ("EIS") in connection with our COL application for four Westinghouse AP1000 reactors at Project Matador, initiating a 30-day public scoping period. Fermi America was selected as the first private company to participate in the NRC's transformative pilot program for applicant-prepared environmental impact statements under the National Environmental Policy Act ("NEPA"). This pilot—enabled by recent amendments to NEPA—is expected to reduce in-house NRC review time and deliver resource savings, while maintaining full regulatory compliance. We believe our participation in this program reflects the progress we are making on Project Matador and positions us as a leader in next-generation nuclear licensing.

Air Permitting and Regulatory Milestones
On November 4, 2025, we announced that the TCEQ granted preliminary approval for air permitting associated with the first approximately 6 GW of a multi-gigawatt natural gas-fired generation facility planned for Project Matador. This milestone supported continued engineering and procurement sequencing for our initial natural gas generation buildout.
On February 25, 2026, we received final approval from TCEQ for our approximately 6 GW air permit, which we believe represents one of the largest natural gas-fired air permits issued in the Western Hemisphere. We believe this approval materially advances Project Matador’s development readiness and strengthens our ability to convert tenant discussions into binding lease agreements and to pursue project-level financing for the initial tenant campus.
On March 27, 2026, we filed an additional application with the TCEQ for an incremental 5 GW air permit. If approved, this permit would authorize the site for up to approximately 11 GW of total natural gas-fired generation capacity, providing the flexibility to achieve the full 11 GW campus buildout entirely through gas-fired generation independent of the nuclear development timeline.
Grid-Supplied Power Agreement
On December 5, 2025, we announced that we executed a definitive ESA with SPS, to provide up to 200 MW of electrical capacity to Project Matador. Under the agreement and applicable tariffs, the first 86 MW of electrical capacity is expected to be energized in the second half of 2026, with an additional 114 MW targeted, but as of yet not fully committed, for accelerated energization by year-end 2026. The timing for this incremental 114 MW may extend into 2027, depending on regulatory approvals, SPS interconnection work schedules and alignment with tenant deployment timelines and power delivery requirements. The electricity is expected to be delivered through SPS’s 230-kV and/or 115-kV transmission system.
Generation Equipment Procurement and Delivery Milestones
On February 9, 2026, we announced the arrival at the Port of Houston of the first six Siemens Energy SGT-800 natural gas turbines and accompanying generators intended for Project Matador. Upon installation and commissioning, these turbines are expected to support deployment of the initial gigawatt of on-site power at the campus as part of our phased buildout strategy.
Financing and Long-Lead Turbine Procurement
In October 2025, we entered into an equipment supply agreement with Siemens Energy for an additional six SGT-800 industrial gas turbines, with delivery expected in 2028. These units are expected to support future phases of Project Matador and, upon installation and commissioning, are expected to provide approximately 300 MW of incremental simple cycle capacity. In March 2026, we entered into a $165.0 million equipment financing facility with CSG Investments, an affiliate of Beal Bank USA, structured as a senior secured limited-recourse facility, to fund the acquisition of these turbines. See Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for additional information.
In February 2026, we entered into a $500.0 million financing arrangement with MUFG Bank, Ltd., structured as a non-recourse turbine warehouse facility. This facility is intended to support long-lead turbine procurement and execution certainty for near-term phases of Project Matador, including the acquisition of three Siemens Energy SGT6-5000F (F-class) gas turbines. See Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for additional information.
We utilize project-level SPEs to own and finance discrete power generation, energy infrastructure, and other campus assets and to raise non-recourse or limited-recourse debt secured by those assets and associated tenant payment streams. As of December 31, 2025, we had certain wholly owned subsidiaries, which we use to hold certain equipment and lease interests and to facilitate our financing and development activities.
High Voltage Equipment Warehouse Financing
In February 2026, we entered into a $120.0 million high-voltage equipment warehouse financing facility with Keystone National Group, LLC, which may be increased by up to an additional $100.0 million subject to the terms and conditions of the financing agreement. The facility is intended to support the procurement of long-lead electrical infrastructure required for Project Matador, including substations, transformers, breakers, and related high-voltage switchgear and balance-of-plant equipment. This facility is intended to enhance execution certainty by enabling advance procurement and staged delivery of critical non-spinning equipment necessary to support campus energization and phased power delivery. See Part

II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for additional information.
Yorkville Promissory Note
In March 2026, we entered into a senior unsecured promissory note (the “Yorkville Note”) with YA II PN, Ltd. (“YA II PN”), an investment fund managed by Yorkville Advisors Global, LP (“Yorkville”), with a committed principal amount of $156.3 million. Proceeds are intended to be used for general corporate purposes. See Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for additional information.
Our Competitive Strengths
We believe our ability to execute Project Matador and scale our powered campus model is supported by the following competitive strengths:
•Large-Scale Site Control and Campus Configuration
Project Matador is located on approximately 5,236 acres in Carson County, Texas and is secured pursuant to a 99-year ground lease with the Texas Tech University System. Together with additional acreage acquired or under contract adjacent to the leased property, the expanded site is expected to encompass approximately 7,570 acres. We believe the scale and long-duration site control provide a competitive advantage relative to land-constrained AI infrastructure markets that require fragmented parcel acquisition or rely on third-party easements. The campus is designed to support a multi-phased development plan capable of accommodating hyperscale powered shell deployment and multi-gigawatt private power generation over a multi-decade horizon, with long-term planning parameters of up to approximately 11 GW of generation capacity and up to approximately 15 million square feet of AI-ready compute infrastructure as the project is built out. Generation capacity could potentially be expanded up to approximately 17 GW, subject to the closing of additional land acquisitions and receipt of incremental TCEQ air permits. The site is currently permitted for up to approximately 6 GW of natural gas-fired generation capacity following TCEQ approval of our air quality permit in February 2026, and on March 27, 2026, we filed an additional application with the TCEQ for an incremental 5 GW air permit.
The site is located in proximity to significant natural gas infrastructure, including major pipeline systems operated by Transwestern and ONEOK, and we intend to develop a dedicated Waha pipeline interconnect to support long-term, scalable fuel delivery. We believe this infrastructure positioning enhances execution certainty for large-scale natural gas-fired generation and supports redundancy in fuel supply pathways.
Project Matador also benefits from diversified water resources, including municipal supply arrangements and groundwater rights associated with the Ogallala Aquifer, which we believe support scalable cooling and power generation requirements.
The campus is positioned near multiple fiber corridors and carriers, including FiberLight, AT&T fiber, and Optimum fiber, which we believe supports redundant connectivity, scalable bandwidth, and low-latency connectivity required for hyperscale and AI workloads.
In addition, the site includes rail access intended to support delivery of heavy industrial equipment and long-lead components, including generation and substation infrastructure.
The site is situated on the caprock plateau of the Texas Panhandle, which provides a geotechnically stable and highly consolidated foundation for large-scale infrastructure development.
The site is located near the Pantex Plant, the primary U.S. nuclear weapons assembly and maintenance facility, which provides access to a locally concentrated workforce of approximately 4,600 with experience in nuclear safety and security culture, deep research and development capabilities, and enhanced site security. Combined with a seasoned Permian Basin energy labor pool and three nearby college campuses, the Project Matador Site offers access to skilled talent suitable for high-security and mission-critical compute deployments. Many of our targeted tenants contract with the federal government and may benefit from the critical national security infrastructure already in place adjacent to the project site.
Collectively, we believe Project Matador’s combination of long-term site control, large contiguous acreage, diversified natural gas infrastructure, scalable water resources, redundant fiber connectivity, and logistics access provides a differentiated platform for large-scale AI-focused powered shell development.

•Integrated Powered Campus Model and Speed-to-Power Positioning
We are developing a vertically integrated powered campus platform designed to co-locate data center shells with dedicated on-site and grid-supplied energy generation. We believe this integrated approach provides a competitive advantage as hyperscale tenants increasingly prioritize speed-to-power, redundancy, and scalability. Our strategy is intended to reduce dependence on lengthy interconnection queue timelines and mitigate risks associated with increasing regulatory and public policy headwinds by combining a modest but increasing baseline of grid-supplied interruptible power with a staged on-site generation buildout, and by delivering private power directly adjacent to tenant compute facilities. To support this strategy, we have secured and contracted for long-lead generation assets totaling more than 2.5 GW of combined cycle capacity.
•Secured Generation Equipment Portfolio and Multi-Stage Power Ramp Capability
We have secured and contracted for industrial frame class gas turbines sourced from high quality Siemens Energy and GE Vernova assets, HRSGs and steam turbines for back-end combined cycle equipment, and key transformer, breaker, and power control equipment, intended to support a staged ramp of highly reliable, firm power availability, including grid-supplied capacity, mobile generation, owned gas turbine assets that can initially operate in simple cycle mode and later be upgraded to combined cycle, and planned deployments of BESS and solar resources. We believe our ability to deploy capacity in a staged and tightly managed sequence, and to convert installed simple cycle gas turbine assets into higher-efficiency combined cycle configurations, improves execution flexibility and enhances the ability to align commissioning schedules with tenant demand.
•Progress on Permitting and Development Readiness
We have made substantial progress advancing permitting and site development activities necessary to support early energization and construction sequencing, including receipt and approval of our approximately 6 GW TCEQ air permit. We believe our ability to advance large-scale permitting processes supports development certainty and reduces execution risk relative to projects that have not advanced regulatory approvals. Accordingly, on March 27, 2026, we filed an additional application with the TCEQ for an incremental 5 GW air permit.
•Multi-Source Infrastructure Platform Supporting Hyperscale Requirements
Project Matador is being designed as a private power infrastructure platform that integrates power generation, substations, distribution, water systems, fiber pathways, and site security. We believe hyperscale customers increasingly require integrated solutions that provide redundancy, scalability, and power quality characteristics suitable for high-density AI compute loads. Our platform is designed to support phased expansion without requiring each incremental building to replicate standalone power infrastructure, and we expect BESS and associated controls to support power quality and reliability across the campus.
•Positioned for Accelerated Nuclear Development
We view nuclear generation as a long-term component of our strategy to deliver scalable, reliable, lower-carbon baseload energy at Project Matador. We believe that advancing regulatory and development planning early – including progress on our NRC combined license application for four AP1000 reactors, our FEED agreement with Hyundai Engineering & Construction, our forging readiness agreement with Doosan Enerbility, and related early engineering and long-lead procurement planning – may provide long-term differentiation as demand for firm power continues to increase and as energy policy evolves to support expansion of domestic nuclear infrastructure.
•REIT Structure and Real Estate-Oriented Monetization Strategy
We intend to elect to qualify as a REIT beginning with our short taxable year ended December 31, 2025. We believe the REIT structure is well suited to the ownership and leasing of powered shell assets and other long-duration infrastructure-oriented real estate and may provide access to a broader investor base seeking stable, long-term real estate cash flows. We believe our ability to structure power access and related site and infrastructure services as an incident of tenancy, together with our long-duration ground leases and powered shell leases, provides a differentiated approach to monetizing real estate and supporting infrastructure.
•Hyperscaler Alignment and Power-Centric Rent Structure
We intend to structure tenant relationships primarily through long-duration triple-net ground leases and powered shell leases under which tenants contract for dedicated, private power infrastructure and pay rent and service charges aligned with contracted power capacity and reliability attributes. We believe a power-centric rent structure, combined with escalation mechanisms and options to expand power allocations over time, can better reflect the economics of high-density AI compute than traditional square-footage metrics. For certain tenant types, we may seek meaningful prepayments, advances in aid of construction, or other credit support to align incentives and support financing.
•Disciplined Capital Strategy and Project Finance Flexibility
We intend to finance the campus through a combination of equity capital, tenant-funded amounts, and project-level non-recourse or limited-recourse debt raised through SPEs, together with potential monetization of eligible tax credits and other incentives and strategic equity partnerships. We believe this approach can support phased development while maintaining balance sheet flexibility and aligning capital deployment with tenant commitments.
Our Challenges
We are an early-stage development company and face challenges in executing a multi-gigawatt powered campus strategy. Our ability to achieve our development objectives depends on securing tenant commitments, obtaining permits and approvals, financing long-lead infrastructure, and executing large-scale construction activities across multiple phases.
Key challenges include, but are not limited to, the following:
•Tenant Contracting and Financing Execution
Our ability to advance Project Matador beyond early-stage infrastructure development depends on entering into definitive tenant lease agreements that support project-level financing, which may include tenant prepayments, contributions in aid of construction, or other forms of tenant-funded capital. Large-scale powered shell and generation development requires substantial capital investment, and delays in tenant contracting, changes in tenant requirements, customer concentration, or tenant credit considerations could materially impact project sequencing, timing, and economics. For tenants that are not investment-grade, we may require larger prepayments, guarantees, or other credit support, and the inability to obtain acceptable credit protections could limit our ability to pursue certain tenant opportunities or financing structures.
•Construction and Development Execution Risk
Project Matador requires coordinated execution across civil works, substations, power generation installation and commissioning, cooling infrastructure, and campus electric transformation, transmission and distribution systems. We face risks related to contractor performance, labor availability, supply chain disruptions, fire and weather events, inflation in materials and equipment costs, and the complexity of sequencing multiple interdependent workstreams.
•Permitting and Regulatory Complexity
The development of natural gas-fired generation assets requires environmental and air permitting approvals, and our longer-term nuclear development strategy is subject to extensive NRC licensing and regulatory review. Regulatory timelines are uncertain, and changes in permitting standards, stakeholder intervention, or litigation could delay development or increase costs.
•Long-Lead Equipment and Key Supplier Concentration
The project requires procurement of long-lead equipment, including turbines, transformers, breakers, substations, and related high-voltage infrastructure. Industry-wide constraints on manufacturing capacity and delivery lead times may delay energization schedules or increase project costs.
Our development strategy relies on third-party counterparties for critical equipment, engineering, construction, commissioning, and ongoing operations. In particular, we depend on a limited number of turbine and high-voltage equipment manufacturers, utilities, fuel suppliers, and specialized contractors to execute Project Matador. Disruptions in supplier performance, manufacturing capacity constraints, contractor availability, or delays in delivery schedules could materially impact project timing and costs.
•Fuel Supply and Interconnection Dependencies
Although we believe Project Matador benefits from strong natural gas infrastructure access, our ability to operate large-scale on-site generation depends on successful completion of interconnections, pipeline infrastructure, and long-term fuel supply arrangements. In addition, our grid-supplied capacity depends on utility execution and transmission availability.
•Market and Competitive Dynamics
The compute infrastructure market is rapidly evolving, and hyperscale tenants may pursue alternative sites, self-development strategies, or competing private power solutions. A slowdown in AI-related capital spending or changes in technology deployment patterns could reduce demand or delay tenant decision-making.
•Nuclear Development Uncertainty
While we view nuclear generation as a long-term strategic opportunity, nuclear projects require extended regulatory review, specialized engineering and construction execution, and significant capital investment. There can be no assurance that we will obtain required approvals, secure financing, or achieve commercial operation on expected timelines.
Competition
The markets in which we operate are highly competitive and are characterized by rapid growth in demand for power and compute infrastructure, significant capital requirements, long development timelines, and extensive permitting and regulatory processes. We compete with a broad range of market participants for tenant commitments, development sites, grid capacity, power generation equipment, construction resources, and financing capital.
Our competitors include data center developers, cloud service providers, colocation operators, energy infrastructure developers, vertically integrated power developers, utilities, independent power producers, and large technology companies that may develop and operate their own powered campuses or procure dedicated power supply directly. Many of these competitors are significantly larger than we are and may have greater financial, technical, and operational resources, longer operating histories, established customer relationships, and existing portfolios of stabilized assets.
Competition is primarily based on the ability to deliver large-scale power capacity on accelerated timelines, secure permits and regulatory approvals, obtain long-lead equipment, access utility infrastructure, provide reliable and redundant power solutions, and offer commercially attractive lease and power pricing structures.
Data Center Developers and Powered Campus Platforms
We compete with developers of hyperscale data center campuses, powered shell providers, and colocation operators seeking to meet increasing AI-driven demand for large-scale compute infrastructure. Certain competitors have established operating portfolios, long-standing customer relationships, and access to lower-cost capital, which may provide advantages in securing tenant commitments.
Utility-Dependent Power and Grid Interconnection Competitors
Many competing projects rely either exclusively or primarily on utility-delivered grid power. In most North American power markets, competition for grid-supplied capacity is increasing due to transmission constraints, interconnection queue delays, and limited near-term availability of incremental megawatts. These factors may limit the ability of certain competitors to deliver power within tenant-required timeframes.
Private Power and On-Site Generation Developers
We also compete with developers pursuing private power or on-site generation strategies, including natural gas-fired generation, mobile generation, and hybrid power solutions. These competitors may attempt to accelerate time-to-power by reducing reliance on traditional grid infrastructure, but such strategies can involve substantial permitting requirements, long-lead equipment constraints, and fuel supply and interconnection dependencies.
Alternative Energy and Advanced Power Solutions
We compete indirectly with alternative solutions for meeting hyperscale power demand, including renewable energy projects, battery storage systems, fuel cell based systems, long-duration storage technologies, and nuclear generation developers. While certain of these technologies may provide lower-carbon power solutions, they may face intermittency limitations, cost constraints, supply chain challenges, or regulatory barriers that impact near-term scalability.

Government Regulation
Our development of Project Matador subjects us to extensive federal, state, regional, local, and independent system operator-wide regulation. Because the campus integrates data center infrastructure, on-site natural gas-fired generation, grid interconnection, and contemplated nuclear development, we are regulated across multiple environmental, utility, energy, safety, and nuclear frameworks, as well as laws and standards relating to construction, worker health and safety, land disturbance, and critical infrastructure security. Regulatory approvals and compliance requirements may materially affect project timing, cost, and operations. In addition, our intended REIT status subjects us to specific federal income tax rules and distribution requirements, and we must structure our operations and subsidiaries accordingly to maintain REIT qualification.
Environmental and Air Permitting
Our natural gas-fired generation assets are subject to regulation under the Clean Air Act and applicable TCEQ requirements. Construction and operation of large-scale gas-fired facilities require air permits addressing emissions and related environmental impacts.
On February 25, 2026, TCEQ approved our air permit associated with up to approximately 6 GW of natural gas-fired generation at Project Matador. On March 27, 2026, we filed an additional application with the TCEQ for an incremental 5 GW air permit, which, if approved, would authorize the site for up to approximately 11 GW of total natural gas-fired generation capacity. Ongoing operations remain subject to monitoring, reporting, and compliance obligations. Expansion or modification of permitted facilities would require additional approvals.
Our operations are also subject to federal and state water regulations, including groundwater district oversight and potential discharge permitting requirements.
Environmental assessments and approvals under the NEPA and other federal and state statutes may be required for portions of our development, particularly where federal funding, federal permits, or federal rights-of-way are involved. These processes can be time-consuming and may involve public comment, agency coordination, and potential litigation or administrative challenge.
Electric Service and Utility Regulation
Project Matador is located within the certificated service territory of SPS, and within the Southwest Power Pool region. Our ESA with SPS is subject to applicable tariffs and regulatory oversight.
Texas law generally limits retail electric service within a certificated territory to the incumbent utility, subject to exceptions. We intend to provide private power to tenants as an incident of tenancy under lease arrangements. Regulatory treatment of large co-located load and on-demand power generation continues to evolve and may be subject to state or federal review, including Federal Energy Regulatory Commission oversight where transmission facilities are implicated.
Transmission interconnections, substations, and high-voltage infrastructure require coordination with utilities and compliance with applicable regulatory requirements.
Natural Gas Infrastructure Regulation
Our fuel supply and interconnection arrangements are subject to federal and state pipeline safety and transportation regulations. Interstate pipeline operators are regulated by the Federal Energy Regulatory Commission, and new pipeline interconnections or related facilities may require additional federal, state, or local approvals.
Nuclear Regulation
Our contemplated nuclear development activities are subject to comprehensive regulation by the NRC. On June 17, 2025, we filed a combined license application under 10 CFR Part 52 for four Westinghouse AP1000 reactors, and the NRC accepted the application for review on September 5, 2025.
The NRC licensing process includes detailed safety and environmental review and may involve hearings or intervention. Nuclear construction cannot commence without issuance of the required licenses and satisfaction of regulatory conditions. Nuclear facilities are also subject to ongoing operational oversight, security requirements, emergency preparedness obligations, and nuclear liability frameworks, including the Price-Anderson Act.

Local Permitting and Other Regulatory Matters
Development of Project Matador requires compliance with local land use controls, building permits, roadway permits, groundwater district regulations, and related approvals. Rail access and heavy equipment logistics are subject to applicable transportation regulations.
Certain aspects of our nuclear and energy infrastructure activities are subject to U.S. export control regulations, including Department of Commerce and DOE requirements governing nuclear technology.
Our business operates within evolving regulatory environments, including policies affecting energy generation, emissions, grid reliability, nuclear development, cybersecurity, and critical infrastructure security. Changes in energy policy, permitting standards, AI-related regulation, or security requirements could increase costs, delay development timelines, or limit operational flexibility. Additional information regarding regulatory risks is included in Part I, Item 1A. “Risk Factors.”
Environmental and Sustainability Considerations
Our development activities are subject to environmental and sustainability considerations, including air emissions, water usage, and compliance with permitting requirements applicable to large-scale power generation and compute infrastructure. We intend to utilize a diversified power strategy that is expected to include natural gas-fired generation, grid-supplied power, solar generation for energy displacement, battery energy storage systems, and, over the longer term, nuclear baseload supply. Because renewable generation such as solar is intermittent and variable, we expect renewable resources to complement—not replace—firm capacity needed for continuous compute operations. We also continue to evaluate cooling technologies and water management strategies intended to reduce water intensity, including hybrid dry-wet cooling approaches. As we convert our generation assets to combined cycle operation over time, we expect to maximize the energy output of every molecule of gas consumed, contributing to our sustainability goals.
Climate-Related Financial Disclosures (UK Listing Rules)
By virtue of our secondary listing on the London Stock Exchange, we are now subject to certain disclosure requirements under the UK Listing Rules (the “UKLR”) established by the UK Financial Conduct Authority (the “FCA”). Under UKLR 14.3.27R, we are required to include a statement in our annual financial report setting out whether we have included climate-related financial disclosures consistent with the recommendations and recommended disclosures of the Task Force on Climate-related Financial Disclosures (“TCFD”), or to explain why we have not done so and describe any steps we are taking to make such disclosures in the future.
We have not included climate-related financial disclosures consistent with the TCFD recommendations in this Annual Report. This is our first annual financial report following our initial public offering. During the period from January 10, 2025 (Inception) through December 31, 2025, we were a development-stage company with no revenue-generating operations, no completed power generation or compute facilities, and limited operating history. In light of these circumstances, we determined that we did not have sufficient operational activity or data to support meaningful disclosure against the TCFD framework for the period covered by this report. This statement is provided in accordance with UKLR 14.3.24R.
We intend to develop our climate-related disclosures over time as our operations mature. We currently expect to provide disclosures more fully consistent with the TCFD recommendations, or any successor framework required under applicable UK Listing Rules, once our operational activities support meaningful disclosure. Certain climate-related risks are described in Part I, Item 1A. “Risk Factors,” of this Annual Report.
Human Capital Resources
As of December 31, 2025, we had 35 full-time employees. Our personnel are primarily engaged in engineering, licensing and regulatory affairs, project development and operations, and corporate functions including finance, legal, and administration. We are building a specialized team with expertise in nuclear engineering, power project development, large-scale construction, data center design, regulatory affairs, and finance, and we rely on a network of engineering, procurement and construction partners, equipment suppliers, and technical service providers with significant global track records in power and nuclear development. Our ability to execute our strategy depends in part on attracting, developing, and retaining qualified personnel with specialized technical, regulatory, and project execution experience, and on maintaining a culture of accountability, safety, and disciplined execution.
We seek to recruit and retain employees through competitive compensation and benefits and opportunities for professional development. We emphasize workforce safety and compliance practices that are customary for large-scale infrastructure and energy development, and we seek to maintain strong relationships with employees, contractors, community stakeholders, and regulators. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we have not experienced any labor-related disruptions.
By virtue of our secondary listing on the London Stock Exchange, Fermi is subject to certain board composition disclosure requirements under the UKLR established by the FCA. The information below is required under UKLR 14.3.30R. The required disclosure below is set out as of December 31, 2025 and the data provided in relation to the Board and executive officers has been collected through a confidential self-reporting questionnaire.

UKLR Reporting Standards	Result	Further notes
At least 40% of the Board are women.	Not met	0% of the Board were women.
At least one member of the Board is from an ethnic minority.	Met	There was one ethnic minority man on the Board.
At least one of the senior Board positions (Chair, CEO, Senior Independent Director (SID) or CFO) is a woman.	Not met	The senior Board positions of Chairman, CEO, and CFO are currently held by men. Until the individuals in those positions retire or otherwise leave, the Company will not meet the Standards.
In accordance with UKLR 14.3.31R, numerical data on the ethnic background and sex of the individuals on the Company’s Board and in its executive management as of December 31, 2025 is set out below:

	Number of Board Members	Percentage of the Board [1]	Number of senior positions on the Board (CEO, CFO, SID and Chair) [2]	Number in executive management [3]	Percentage of executive management
Men	4	100%	3 [4]	7	87%
Women	–	0% [5]	–	1	13%
Not specified/prefer not to say	–	–%	–	–	–%
White British or other White (including minority white groups)	3	75%	3	6	75%
Mixed/Multiple ethnic groups	–	–%	–	–	–%
Asian/Asian British	–	–%	–	–	–%
Black/African/Caribbean/Black British	1	25%	–	2	25%
Other ethnic group including Arab	–	–%	–	–	–%
Not specified/prefer not to say	–	–%	–	–	–%
1 Information presented in this column reflects only our non-employee directors and does not include our CEO.
2 The Company is reporting on the positions of CEO, CFO, and Chairman of the Board. The Company does not currently have a designated Senior Independent Director (Lead Director equivalent).
3 Executive management is defined, in accordance with the UKLR, as the Company’s executive leadership team, which includes the CEO, CFO, Chief Operating Officer, Chief Nuclear Construction Officer, Chief Site Development Officer, Chief Marketing Officer, Head of Power, and General Counsel.
4 Toby Neugebauer holds the position of CEO. Miles Everson holds the position of CFO. The position of CFO is not held by a member of the Board.
5 The Board was constituted in September 2025 in connection with the Company’s initial public offering. As part of its succession planning, the Board intends to consider highly qualified women candidates whose skills, experience and perspectives align with the Company’s long-term strategy.

Intellectual Property and Trademarks
Our business depends primarily on control of physical assets, long-term contractual rights, engineering know-how, and execution capabilities rather than on an extensive patent portfolio. We rely on proprietary processes, trade secrets, project designs, integration methodologies, and contractual protections to maintain our competitive position.
We use and seek to protect certain trademarks and service marks, including “Fermi America,” “HyperRedundant,” and “HyperGrid,” as well as related logos, domain names, and branding. We protect confidential information and proprietary materials through non-disclosure agreements, employment agreements, and other contractual arrangements with employees, consultants, contractors, vendors, and counterparties.
We also rely on third-party intellectual property and proprietary equipment, including gas turbine, high-voltage infrastructure, and nuclear reactor technologies supplied by vendors. Our business model does not depend on ownership of reactor design intellectual property, and we expect that certain generation and nuclear technologies will remain subject to third-party licensing and contractual rights.
Additional information regarding risks related to intellectual property is included in Part I, Item 1A. “Risk Factors.”

Cybersecurity
Cybersecurity is an important consideration for our corporate systems and, as Project Matador becomes operational, for systems supporting the monitoring and control of power generation assets, battery systems, and related campus infrastructure, including industrial control systems and networked operational technology. We maintain policies and controls intended to manage cybersecurity risks, including risks associated with third-party vendors and services providers, and we expect to continue enhancing these controls as our operations scale. A cybersecurity incident could result in disruption of operations, loss of confidential information, reputational harm, and potential regulatory scrutiny. Additional information regarding our cybersecurity strategy and governance is included in Part I, Item 1C. “Cybersecurity.”
Insurance
We expect to maintain insurance coverage customary for companies engaged in real estate and power infrastructure development, including property, general liability, workers’ compensation, builder’s risk during construction, transportation and storage, and other specialty coverages. Insurance availability and cost may be volatile for large infrastructure projects and may involve significant premiums, deductibles, or limitations.
Seasonality
We do not expect our long-term revenue model, once operational and leased, to be materially affected by seasonality. However, development activities may be affected by weather, construction seasonality, supply chain dynamics, and seasonal variations in fuel (i.e., natural gas) prices, and, to a lesser extent, grid-secured power prices and grid conditions.
Available Information
We were formed as a Texas limited liability company on January 10, 2025, and subsequently converted into a Texas corporation in connection with our initial public offering and related corporate reorganization. Our common stock is listed on the Nasdaq Global Select Market under the symbol “FRMI,” and we are dual listed on the London Stock Exchange. Our principal executive offices are located at 620 S. Taylor St., Suite 301, Amarillo, Texas 79101, and our telephone number is (214) 894-7855.
We file our registration statements, proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments and exhibits to those filings with the SEC. You may obtain copies of these documents and other required information by accessing the SEC's website at www.sec.gov. We also make available on our website at www.fermiamerica.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We use our website, press releases, public conference calls and public webcasts as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. The contents of the websites referred to above are not intended to be incorporated by reference into this Annual Report.
Item 1A. Risk Factors
Summary of Risk Factors
An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:
•We are a development-stage company with no operating history or historical revenue, and we face execution risk across all major components of our business.
•We have not yet constructed our facilities or entered into any binding contract with any tenants, and there is no guarantee that we will be able to do so in the future. Our limited commercial operating history makes it difficult to evaluate our prospects, the risks and challenges we may encounter and our total potential addressable market. Any delays or setbacks we may experience could have a material adverse effect on our business, financial condition and results of operations, and could harm our reputation.

•We will be dependent on third-party manufacturing and supply chain relationships to develop and lease our facilities. Our reliance on third parties and suppliers involves certain risks that may result in increased costs, delays, and loss of revenue.
•We will require significant additional capital to construct and complete Project Matador, and we may not be able to secure such financing on time with acceptable terms, or at all, which could cause delays in our construction, lead to inadequate liquidity and increase overall costs.
•We will need to hire additional skilled employees as we grow and scale up Project Matador, and there is no assurance we will be successful in recruiting, hiring, and training the personnel we need.
•If members of our board of directors or senior management team are unable to align on strategic direction, capital allocation, operational priorities, or other significant matters, such differences in perspective could result in delays in decision-making, the departure of key personnel, disruption to our operations, or an inability to execute on our business strategy.
•Technological advances or disruptive innovations, specifically advancements in artificial intelligence or the ability of new generations of chips to produce useful output in the form of tokenized results using substantially less energy input, may outpace our development cycle, and we are exposed to technology obsolescence across all major asset classes.
•We may not achieve tenant adoption at the pace or pricing levels required for financial viability.
•We depend on third-party vendors, contractors, and consultants to support our business.
•Wars, threats of war, terrorist attacks, cyberattacks and threats may compromise the security, operability or integrity of our power generation and transmission and distribution infrastructure and could have a material adverse effect on our business, financial condition, and results of operations.
•Our use of technologies and systems that use AI or large-scale language models (“LLMs”), given the dynamic state of such technologies, may cause inadvertent or unexpected impacts that may introduce new operational, legal, and regulatory risks that could adversely affect our business, financial condition, or results of operations.
•Project Matador is an unprecedented, large-scale, multi-phase development effort that presents significant planning, execution, and coordination risks.
•Our ability to develop and retain site control depends on maintaining our leasehold interest with the Texas Tech University System.
•The scale of infrastructure planned at Project Matador will require extensive permitting, interconnection, and third-party coordination.
•High demand for, constraints on the supply of, and increasing costs for industrial scale gas-fired turbines could lead to significant delays or significant increases in capital costs associated with in our ability to develop the natural gas-fired power generation infrastructure we will need to achieve our power delivery goals on the schedule we are projecting.
•Westinghouse Reactors and SMRs can be costly and time consuming to construct and commercialize. Delays and cost overruns arising from issues with our procurement, licensing and other regulatory approvals, construction and commercialization of nuclear reactors may materially adversely affect our business.
•Our construction, delivery timeline estimates, and costs for our facilities and other equipment may increase due to a number of factors, including the degree of pre-fabrication, standardization, on-site construction, long-lead procurement, contractor performance, facility pre-operational and startup testing, demand for repairs and other site-specific considerations.
•Our business operations rely heavily on securing agreements with suppliers for essential materials, equipment, and components which will be used to construct Project Matador facilities.

•If we cannot obtain required permits, licenses and regulatory clearance or approvals for Project Matador or our operations, or are unable to maintain such permits, licenses or approvals, we may not be able to continue or expand our operations.
•We are subject to complex, evolving, and potentially burdensome regulatory requirements.
•Accidents involving third party owned and operated nuclear power facilities, including but not limited to events similar to the Three Mile Island or Fukushima Daiichi nuclear accidents, or other high profile events involving radioactive materials, could materially and adversely affect the public perception of the safety of nuclear energy, our customers and the markets in which we operate and potentially decrease demand for nuclear energy or facilities, increase regulatory requirements and costs or result in liabilities or claims that could materially and adversely affect our business.
•We are subject to federal environmental review processes, including the NEPA, that may materially delay or restrict project development.
•Commodity prices (particularly for natural gas) could impact the economic viability of our businesses or impair our ability to commence operations if we are not able to adequately pass through the cost of natural gas and other raw materials to our tenants.
•Our near-term revenue may be heavily concentrated among a small number of anchor tenants.
•Failure of any major tenant to perform under its lease could result in material financial losses.
•We intend to elect to be classified as a REIT for U.S. federal income tax purposes. Our failure to qualify or maintain our qualification as a REIT for U.S. federal income tax purposes would reduce the amount of funds we have available for distribution and limit our ability to make distributions to our shareholders.
•Adverse macroeconomic conditions could impair our ability to raise capital or complete development phases.
•Influential political actors, shifting domestic policy priorities, and organized opposition by politically connected stakeholders could materially adversely affect our ability to develop, finance, and operate Project Matador.
•As a result of becoming a public company, we will be obligated to develop and maintain proper and effective internal controls over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
•We have identified a material weakness in our internal control over financial reporting. If our remediation of the material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
•The JOBS Act will allow us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC. We cannot be certain if this reduced disclosure will make our common stock less attractive to investors.
•Risks related to the volatility of our common stock, and provisions in our Charter and Bylaws.
•A significant portion of our total outstanding shares of common stock were restricted from immediate resale but may be sold into the market in the near future. The sale of such shares could cause the market price of our common stock to drop significantly.

Risk Factors
Risks Related to Our Business and Industry
We are a development-stage company with no operating history or historical revenue, and we face execution risk across all major components of our business.
Fermi was recently formed and is currently in the early stages of developing Project Matador. We have not generated any revenue to date and do not expect to do so until the first subleases of our powered shells and the delivery of on-demand energy commence, which we expect will not occur until the first half of 2027, subject to execution of definitive lease agreements and the time required for tenants to complete final buildout activities. Given our early stage of development, it is difficult to predict what results we might ultimately achieve. Our ability to actually achieve our expected results and our business model depends on, among other things, our ability to construct, permit, finance, and operate large-scale infrastructure projects in the nuclear, natural gas, solar, and data center verticals—simultaneously. If we fail to timely deliver and make Project Matador operational on budget, on time or at all, our business may prove unsuccessful.
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
Our business plan to construct and operate Project Matador depends on, among other things, our ability to negotiate and enter into binding agreements with potential tenants to lease our facilities. If no potential near-term tenant enters into such binding agreement with us, our planned construction and operation of Project Matador could be significantly delayed. Such delays would result in delays in revenue and could hinder our ability to gain market traction with other potential tenants and/or trigger an early termination right of the landlord under the Lease. Additionally, there are conditions to the commencement of construction of tenant facilities, including obtaining financing for the Phase 1 buildout, and the execution and delivery of a sublease agreement for our first tenant, that must occur before the end of 2026. See “—Risks Related to Project Matador—Our ability to develop and retain site control depends on maintaining our leasehold interest with the Texas Tech University System.”
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
The capital expenditures we expect to incur as we complete the development of Project Matador will be significant. We currently estimate that the total capital expenditures we will incur to complete the development of Phase 0 and Phase 1 of Project Matador could exceed $3 billion in the aggregate. The required capital expenditures for the remaining phases are difficult to estimate, but we expect to require substantial additional capital well in excess of that required for Phase 0 and Phase 1. In addition, to the extent we take advantage of the optionality to increase the size of the total power deployed at this site, our total required capital would increase proportionately and substantially.
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
We are dependent on third-party manufacturing and supply chain relationships to develop and lease our facilities. Our reliance on third parties and suppliers involves certain risks that may result in increased costs, delays, and loss of revenue.
We do not have the resources to build our own facilities, and we extensively rely on third parties for materials for our business. As a result, we are subject to risks associated with these third parties, including:
•insufficient capacity available to meet our demand on time;

•inability of our suppliers to obtain the equipment or replacement parts necessary to fully operate our facilities or expand available manufacturing capacity;
•inadequate manufacturing yields and excessive costs;
•inability of these third parties to obtain an adequate supply of raw materials;
•extended lead times on supplies used in the building and operation of our facilities;
•limited warranties on products supplied to us; and
•potential increases in prices (including the cost of freight and potential or increased tariffs).
Our industry has experienced the effects of manufacturing capacity constraints. The ongoing war in Ukraine and the Middle East, and related international sanctions and restrictions have impacted supply chains for manufacturers. To mitigate this, the U.S. government has taken steps to create tariff exemptions for nuclear energy projects and data center development, which we expect to benefit Project Matador. Notwithstanding these mitigating steps, these supply challenges have impacted, and may continue to impact, our ability to fully satisfy the necessary supplies, resources and products required by our business and Project Matador. In addition, the rapid growth in demand for natural gas-fired combustion turbine generators caused by the development of new data centers has produced a backlog in orders for new combustion turbines from highly regarded global manufacturers, such as Siemens Energy and GE Vernova, which could adversely impact our plans to purchase and procure additional gas-fired combustion turbines for timely delivery to Project Matador.
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
Our projects require highly specialized talent across a wide range of disciplines, including nuclear engineering, radiation safety, reactor operations, construction management, gas processing and handling, power generation, electrical and mechanical engineering, environmental compliance, project controls, procurement, and commissioning. While we believe our proximity to the Pantex Plant provides us with access to a large pool of skilled nuclear professionals, there is no assurance that we will be successful in recruiting, hiring, training, and retaining the personnel we need. Furthermore, the demand for such talent across the broader nuclear and energy sectors is intensifying as numerous companies and government initiatives compete for the same limited workforce. Additionally, prospective employees may be reluctant to relocate to our area of operations, and we may face competition from larger, more established companies that are able to offer more attractive compensation packages, benefits, or career advancement opportunities. If we are unable to hire the personnel we need in a timely manner, we may experience delays in project development, increased labor and training costs, diminished operational performance, and an inability to achieve our aggressive growth and development milestones, any of which could materially and adversely affect our business, financial condition, results of operations, and long-term strategic objectives.
If members of our board of directors or senior management team are unable to align on strategic direction, capital allocation, operational priorities, or other significant matters, such differences in perspective could result in delays in decision-making, the departure of key personnel, disruption to our operations, or an inability to execute on our business strategy.
The development and execution of Project Matador is a large-scale, capital-intensive undertaking that requires sustained coordination and alignment among our leadership on matters including project sequencing, technology selection, financing strategy, regulatory engagement, and the allocation of limited financial and human resources across competing priorities. As we continue to grow, the complexity of these decisions will increase, and divergent views among board members or senior leaders on the pace of development, risk tolerance, partnership opportunities, or responses to unforeseen challenges could slow or impair critical decision-making at times when timely action is essential. Furthermore, actual or perceived instability within our leadership team could undermine confidence among our employees, contractors, joint venture partners, lenders, off-takers, and other key stakeholders, potentially making it more difficult to attract and retain talent, negotiate favorable commercial terms, or maintain the strategic relationships upon which our business depends. In addition, the departure of one or more members of our senior management team or board of directors as a result of such differences could deprive us of institutional knowledge, key relationships, and specialized expertise that may be difficult to replace in a timely manner, particularly given the highly specialized nature of our operations and the competitive market for experienced nuclear and energy industry executives. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations, and our ability to achieve our development objectives on the timelines we have communicated to our stakeholders.

The data center and energy markets are highly competitive and rapidly evolving.
We compete with a variety of hyperscale data center REITs, cloud providers, colocation operators, infrastructure funds, and sovereign-backed power developers. These competitors may have greater access to capital, more established tenant bases, deeper vendor relationships and fewer regulatory hurdles. In addition, our focus on the AI infrastructure segment introduces unique risks due to the high concentration of demand among a small number of potential hyperscaler tenants, such as X.AI Corp. (“xAI”), OpenAI Group PBC (“OpenAI”), Amazon Web Services, Inc., Meta Platforms, Inc., Microsoft Corporation, Google LLC, Oracle Corporation, and Anthropic PBC. In addition, the AI infrastructure segment faces rapid shifts in compute density, chip cooling technology, and bandwidth requirements. These technological developments may require significant capital investment and continuous innovation. We may be unable to meet these evolving demands, resulting in lost business or underutilized capacity. Additionally, if we fail to anticipate shifts in chip architectures or cannot source the equipment required by our tenants, our infrastructure may become obsolete or misaligned with market needs and our cash flows may be affected.
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
The success of our business model depends on continued rapid growth in demand for AI-specific data center capacity and hyperscaler willingness to procure compute co-located with private power generation. While current trends suggest a “race” among leading U.S. technology firms to secure independent energy ecosystems, we cannot guarantee that tenants will sign binding leases at the pace required to fund Project Matador milestones.
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
This risk will be heightened in our nuclear and gas assets, where multi-decade operating lives must be matched with evolving tenant power profiles. New technologies, including highly efficient new generations of chips, next-generation cooling, zero-carbon dispatchable power, or quantum compute platforms, could make some or all of our infrastructure obsolete or noncompetitive.
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
We anticipate that any leases we enter into with tenants will contain certain milestones and conditions precedent that, if we are unable to meet, could result in significant liquidated damages or termination of the lease agreements, which would subject us to significant losses and have a material adverse effect on our business prospects, financial condition, results of operations and cash flows.
If we fail to meet certain milestones with dates to be specified in any of our tenant leases, including delivery of schematic design documents, delivery of design development documents and construction documents, early access completion, definitive agreements with SPS, and substantial completion and final completion of the construction of powered shells by certain specified deadlines, these tenants will be entitled to substantial liquidated damages that would have a material adverse effect on our financial position and liquidity. In addition, if we fail to meet the milestones we set out under these lease agreements, even by a matter of weeks, the tenants may terminate their lease agreements and we would be obligated to repay amounts equal to or in excess of any and all accrued rent credits and other amounts advanced to us in the form of any prepayments or reimbursements, which amounts would be significant. Any such termination and required repayments would likely lead to our insolvency. A termination of a lease with a tenant would cause us to lose all of the revenue associated with that lease, which could represent substantially all of our revenue and cause us to have to find alternative sources of revenue to meet any financing obligations and to prevent a default under such financings. If a lease with a tenant is terminated, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing the premises.
Our ability to complete the project milestones is subject to substantial risks, many of which are out of our control. See “—Risks Related to Our Business and Industry”, “—Risks Related to Project Matador” and “—Risks Related to Our Regulatory Environment and Energy Generation.” Similar projects have frequently experienced time delays and cost overruns in construction and development as a result of the occurrence of various of these risks, and we may experience similar events, any of which could have a material adverse effect on our business prospects, financial condition, results of operations and cash flows.
We may not enter into a definitive lease with the First Tenant or any other tenant.
Although we have entered into the non-binding First Tenant LOI, there is no guarantee that a definitive lease with the First Tenant will be executed, or, if it is executed, that it will be on the same terms as set forth in the First Tenant LOI or on other favorable terms. Furthermore, we cannot guarantee that we will be able to negotiate a definitive lease with any other tenant. If we are unable to enter into lease agreements with one or more tenants, we will not be able to generate revenue, and our ability to survive as a going concern will be severely impacted.
We depend on third-party vendors, contractors, and consultants to support our business.
From licensing and permitting to design, procurement, construction, and operations, we depend on a complex ecosystem of third-party providers to execute our development roadmap. These parties include, among others, nuclear and gas-fired power generation engineering firms, construction managers, legal advisors, fiber network providers, and control system integrators. If any such party experiences delays, disputes, or insolvency, or we lose our license or use rights to critical third-party technology, it could materially adversely impact the timing of delivery, cost, or quality of our infrastructure solution and our ability to attract tenants.
Terrorist attacks, cyberattacks and threats may compromise the integrity of our hybrid grid systems and could have a material adverse effect on our business, financial condition, and results of operations.
Our energy and compute infrastructure will rely on highly integrated operational technology, industrial control systems, and AI infrastructure automation platforms, many of which will be internet-connected or exposed to remote access for diagnostics, supervisory control, data acquisition, and maintenance. These systems are increasingly targeted by nation-state and criminal actors, and even advanced cybersecurity protocols cannot fully eliminate risk. In addition, we will rely on third-party cloud infrastructure providers and Software-as-a-Service platforms to operate and manage core elements of our data, diagnostics, and control environments. Any compromise or service disruption affecting these external providers could impair our visibility into asset performance or interrupt critical operations.
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
While we expect to implement a comprehensive set of security measures, our operational technology, industrial control systems, and AI infrastructure automation platforms and those of our contractors and consultants may be vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to data leakage. In particular, ransomware attacks could result in prolonged operational outages across our compute and energy infrastructure, delay site commissioning, or trigger fail-safe shutdowns of critical systems. More sophisticated attack vectors, such as spear phishing, credential stuffing, and deepfake-based social engineering, may further undermine our ability to detect and prevent compromise. These disruptions could materially affect our ability to fulfill tenant obligations and meet development milestones. We are not able to anticipate, detect, or prevent all cyberattacks, particularly as attackers adapt methods to evade detection and exploit zero-day vulnerabilities. Additionally, some cyber incidents, including surveillance, data exfiltration, or deepfake impersonation, may go undetected for extended periods.
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
Our use of technologies and systems that use AI or LLMs, given the dynamic state of such technologies, may cause inadvertent or unexpected impacts that may introduce new operational, legal, and regulatory risks that could adversely affect our business, financial condition, or results of operations.
Like many companies, we are using and looking for more opportunities to use AI technologies, including those that leverage LLMs, in an effort to reduce costs and run our business efficiently. In particular, we are evaluating opportunities to leverage AI operations in our research and development efforts, as well as in operational areas like procurement and contract management. However, some of these technologies are nascent and their reliability and effectiveness is unproven. As a result, the resources and time we expend to develop and/or use such systems may ultimately fail to create efficiencies and may even make us less efficient. Additionally, these systems may generate incorrect outputs that may negatively impact our business or operations in unexpected ways if we fail to identify and screen out such errors, particularly if we are using such technologies in our research and development efforts (for example, if we use such technologies to help us evaluate design parameters).
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
Fermi’s flagship project, Project Matador, is among the largest hybrid infrastructure developments in the United States, that will combine hyperscale powered shells and vertically integrated energy assets on a single 5,236-acre site. We hold 4,523 acres of the Project Matador Site under the Lease following the lease commencement date and will hold the remaining 713 acres of the Project Matador Site following the land exchange contemplated under a land exchange agreement with the Texas Tech University System. Together with additional acreage acquired or under contract adjacent to the leased property, the expanded campus is expected to encompass approximately 7,570 acres. Coordinating the simultaneous construction and operation of nuclear, gas, solar, battery, fiber, cooling, and computing systems creates an extraordinary degree of interdependency. Errors in sequencing, delayed component delivery, construction conflicts, or design misalignment across asset classes could significantly impact deployment timelines, construction costs, tenant onboarding, or overall operability. In addition, Project Matador requires a significant amount of capital for build out and we may not be able to access this financing in the amounts or at the costs currently anticipated. Failure to obtain this capital will significantly and adversely affect our efforts to complete Project Matador.
Our ability to develop and retain site control depends on maintaining our leasehold interest with the Texas Tech University System.
We hold the Project Matador Site under the Lease. In order for us to begin development on the Project Matador Site, the Lease provides that we must first receive a notice to proceed from the Texas Tech University System, which notice is conditioned on, among other things, (i) delivery by us of sufficient evidence to demonstrate that we have secured full and unconditional funding and financing for Phase 1 of Project Matador, including capitalized interest and all capital costs set forth in the development budget, (ii) an executed lease with a Phase 1 tenant, (iii) receipt of insurance policies covering the premises of the Project Matador Site, (iv) delivery of environmental site assessments, (v) letter of credit in the amount of $5.0 million and (vi) receipt of all necessary permits and approvals for the commencement of construction of Phase 1.
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
The scope of infrastructure for Project Matador—spanning substations, cooling corridors, high-pressure gas delivery, nuclear construction, multiple types of other electric generating and storage facilities, and powered shell capacity—necessitates cooperation with dozens of agencies, vendors, and EPC contractors. A delay or dispute with any one of these counterparties or regulators could cascade into project-wide impacts. For example, if transmission infrastructure or water lines are delayed, it could stall multiple phases simultaneously. Coordinating these layers in parallel, with differing regulatory timelines, creates real risk for budget overruns or missed commercial operation dates (“CODs”).
We may face significant construction delays and global supply chain disruptions that could materially impact project timelines and costs.
Project Matador requires timely procurement of gas turbines, transformers, switchgear of a varied nature, power electronics, nuclear reactor components (including processed and refined uranium), heating. ventilation, and air conditioning (“HVAC”) systems, and modular powered shell elements—many of which originate from international vendors. Geopolitical conflict, trade restrictions and tariffs, maritime shipping delays, or semiconductor shortages may delay site readiness, reduce operational capacity, or force reprioritization of development phases. In addition, recent global supply chain disruptions have increasingly affected both the availability and cost of raw materials (including uranium), component manufacturing and deliveries. These disruptions may result in delays in equipment deliveries and cost escalations that could adversely affect our business. Prolonged disruptions in the supply of any of our key materials or components, difficulty finding qualifying new sources of supply, implementing the use of replacement materials or new sources of supply or any volatility in prices could have a material adverse effect on our ability to operate in a cost-efficient, timely manner. Such prolonged disruptions could also cause us to experience cancellations or delays of scheduled launches, tenant cancellations or reductions in our prices and margins, any of which could harm our business, financial condition, results of operations and cash flows.
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
High demand for, constraints on the supply of, and increasing costs for industrial scale gas-fired turbines could lead to significant delays in our ability to develop the natural gas-fired power generation infrastructure we will need to achieve our power delivery goals on the schedule we are projecting.
Project Matador is permitted for up to approximately 6 GW of natural gas-fired generation capacity. On March 27, 2026, we filed an application with the TCEQ for approximately an incremental 5 GW air permit of natural gas-fired generation capacity. Industrial scale gas-fired turbines are in high demand in the United States and globally for grid power generation, new and expanded LNG facilities and AI hyperscalers, creating significant delays in delivery as well as increasing costs. This increase in demand for gas-fired combustion turbines, after years of little or no demand for new gas-fired combustion turbines, appears to have significantly outstripped available supply, resulting in reports of lead-times for delivery of new gas-fired combustion turbines of up to seven years. In addition, our purchase of certain used gas-fired combustion turbines presents a risk that a prior owner may not have maintained such turbines in accordance with manufacturer’s recommendations. As a result, we could experience significant delays and increased costs in obtaining the gas-fired turbines needed to develop the natural gas-fired power generation infrastructure that we need to meet our current design plans, and those delays and costs could increase substantially should we deploy gas-fired power in excess of those amounts initially anticipated, which could adversely affect our ability to attract tenants, our ability to deliver service and power to our tenants on the expected schedule, and our operating results and financial condition.
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
The offerings we will provide in each of our facilities are subject to failure resulting from numerous factors, including:
•human error;
•equipment failure;
•physical, electronic and cybersecurity breaches;
•fire, earthquake, hurricane, flood, tornado and other natural disasters;
•extreme temperatures;
•water damage;
•fiber cuts;
•power loss;
•terrorist acts;
•theft, sabotage and vandalism; and
•failure of business partners.
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
The success of our business will depend in large part on our ability to successfully construct our facilities and provide potential tenants the required services as part of the lease, including delivering electricity to tenants as an incident of tenancy. Our business will require on-time and on-budget services at guaranteed performance levels, which would tend to establish greater confidence in our subsequent tenants. There is no guarantee that all necessary components will be commercially available and substantial development of new supply chains might be necessary. Additionally, we cannot guarantee the level of quality of these third-party supplies or import and export requirements or limitations that might be stipulated by the NRC or U.S. DOE for the procurement of these components. Some of our equipment may require repair or replacement, which could further delay development in each of our planned phases. Only a limited number of large contracting and engineering firms have the skills or experience to design and construct nuclear reactors. The lack of recent nuclear reactor construction projects in the United States means that there are few organizations with substantial institutional and personal knowledge of such projects. In addition, certain craft labor, particularly welding, on a nuclear reactor construction project requires a very high degree of skills and experience on the part of the laborers, meaning few qualified candidates may be available. The resurgent interest in nuclear energy projects, along with strong demand for such labor on other energy or infrastructure projects of similar complexity, means that securing and retaining the properly qualified workforce may be difficult, time consuming, and/or require competitive bidding, representing significant cost and schedule risks to the project.
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
Project Matador’s success is based on a modular rollout in which early infrastructure—such as substations, mobile generation, roads, and pads—enables future tenant installations and long-term energy deployment. If these early milestones are delayed or come online with performance limitations, it could prevent or postpone delivery of subleased campus space and utility services. Any such delay could have a material adverse effect on our business, results of operations, and financial condition and could trigger contractual liabilities detrimental to our business.
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
As a core component of Project Matador’s power platform, we plan to develop four Westinghouse Reactors, each with 1,100 MW of capacity, with one unit commencing construction every two years beginning in 2027. This timeline introduces significant long-term capital exposure, regulatory coordination, construction risk, and supply chain vulnerability. While construction of new nuclear power plants in other countries has progressed more efficiently than in the past, construction of nuclear power plants in the U.S. has slowed dramatically in the last twenty years.
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
Each reactor will, among other things, require:
•full compliance with NRC licensing, testing, and inspection frameworks;
•multi-year site preparation and nuclear-grade infrastructure installation; and
•ongoing adherence to evolving federal safety standards.
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
The non-radioactive steam is delivered from the nuclear island to BOP. The BOP contains a steam turbine that uses steam from the nuclear island to turn a generator which in turn produces electric energy. The remainder of the BOP contains switches, relays, transformers, capacitors, and other electrical equipment designed to safely deliver such electric energy either to the transmission grid or to the powered shell tenants.
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
The NRC concurrently performs an environmental review which incorporates compliance with the NEPA. NEPA reviews typically require preparation of an EIS, which is the most detailed level of review provided for under NEPA, though the NRC has recently attempted to perform less intensive Environmental Assessments (“EA”). It is noteworthy that the DOE has recently proposed a modification of its NEPA review regulations that includes several enumerated “categorical exceptions,” which are intended to safely reduce the time required to produce EA and EIS reviews for components of new nuclear power plants that will be subject to such “categorical exceptions,” thereby not requiring an environmental analysis of such components. However, there is no guarantee that we will be able to qualify for any of these exceptions. Whether performing an EIS or an EA, the environmental review process may be time consuming, and changes or delays to the process present significant cost and schedule risks for Project Matador.
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
The regulatory review and approval process under Part 52 for Fermi to obtain a license authorizing the construction and the operation of each Westinghouse Reactor can take several years, and any delays, objections, or changes in NRC policy or staff interpretations could materially postpone the start of our nuclear generation at the Project Matador Site. If our application is denied or subject to material conditions, it could significantly impact our ability to deliver nuclear generated electric energy as an incident of tenancy under a lease with our powered shell tenants.
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
Currently, FERC is in the process of determining the policies it will apply to interconnections of nuclear power plants and other generators to the transmission grid when and if a large high load-factor load, such as a large private power campus, is co-located with such generating facilities. As such, we may have to satisfy one or more conditions in order to receive approval from FERC of the interconnection agreement of each such Westinghouse Reactor to the extent it is interconnected with the SPP-administered transmission grid.
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
Our nuclear generation strategy depends on our ability to obtain one or more COLs from the NRC under Part 52 or the NRC Regulations, including Appendix D to Part 52 – Design Certification Rule for the AP1000 Design, for multiple Westinghouse Reactors to be developed at the Project Matador Site. Nuclear power plants are subject to extensive federal regulation and must meet highly specific siting, safety, environmental, and technical criteria under Part 52, Licenses, Certifications, and Approvals for Nuclear Power Plants, of the NRC’s regulations (10 CFR Part 52). Although we have submitted a COL application based on the Westinghouse Reactor design, the NRC’s review process is extensive and can span multiple years. Delays or denial of license issuance, imposition of additional safety reviews or design modifications, or adverse public or political opposition could prevent or delay construction start or commercial operation dates.
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
We face significant risk associated with interconnecting and operating private energy infrastructure at scale.
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
Moreover, the non-standard nature of our private power systems—where hyperscaler tenants draw power directly from co-located, on-site nuclear, natural gas, battery and solar generation assets also owned by us as the landlord—may lead to unforeseen compliance issues or technical incompatibilities with tenants’ computer workloads or future battery storage integration. For example, Texas law generally entitles only an “electric utility” to generate, transmit, distribute, furnish or otherwise provide power to end-users within the electric utility’s service territory as certificated by the PUCT; however, Texas law also recognizes an exception to this general rule when a landlord provides power to its tenants as an incident of tenancy, if the power is not resold to or used by others. We entered into an agreement with SPS recognizing that private power supply to hyperscaler tenants will occur as an incident of tenancy pursuant to our lease agreements with those tenants. If we are unable to maintain our agreement with SPS, or if a party or a regulatory authority were to challenge any such agreement we enter into with SPS, our ability to provide power to our tenants could be limited or prohibited. Regardless of any agreement of SPS, our provision of power to tenants could be challenged under applicable law. If successful, those challenges could require us to sell power to other entities or require our tenants to procure power from other sources, potentially on less favorable terms, which could increase our costs or decrease our revenues.

As noted above, any interconnection agreement entered into between us and SPS or SPP will be subject to the regulatory jurisdiction of FERC, and FERC is currently in the process of developing policies applicable to interconnection arrangements that involve large loads, such as powered shells, which are co-located and connected directly to large electricity generators. To the extent that FERC adopts and implements interconnection policies that are in any way adverse to our proposed design and configuration of the Project Matador facilities, such policies could require modifications to our project configuration, which could involve cost increases and delays in regulatory approvals. Interconnection infrastructure requires long-lead equipment such as step-up transformers and gas-insulated switchgear, and delays in procurement or installation could delay power availability and revenue realization.
We will be subject to execution risks with respect to our natural gas, solar and BESS power sources.
While our planned natural gas and renewable portfolio will diversify power generation, it introduces risks related to:
•fuel pricing volatility and natural gas pipeline transportation issues;
•equipment procurement and construction timing for combined cycle combustion turbine gensets and solar PV arrays; and
•battery safety, longevity, and regulatory fire protection standards.
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
Our business is subject to regulation by various federal, state and local governmental agencies. In the United States, such regulation includes the radioactive material exposure and nuclear facilities regulatory activities of the NRC, the DOE, NERC, MRO, FERC, the SPP, the PUCT, the anti-trust regulatory activities of the Federal Trade Commission and Department of Justice, the import/export regulatory activities of the Department of Commerce, the Department of State and the Department of Treasury, the regulatory activities of the Department of Labor (including the Occupational Safety and Health Administration), the regulations of the FDA, the environmental regulatory activities of the Environmental Protection Agency and the TCEQ, the regulatory activities of the Equal Employment Opportunity Commission and tax and other regulations by a variety of regulatory authorities in each of the areas in which we conduct business. These include licensing of nuclear power plants, environmental reviews, safety assessments, emissions and discharge standards for environmental contaminants (including discharges to air and water, as well as waste disposal), and water use permitting. Regulatory approvals may impose restrictions, conditions, or delays that impact project economics or construction sequencing.
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
Portions of our development may trigger federal environmental reviews under NEPA, depending on the use of federal funding, involvement of federal lands or water systems, or participation in programs such as the DOE Office of Energy Dominance Financing. These processes require environmental assessments or environmental impact statements, which can introduce significant uncertainty and delay. In some cases, NEPA reviews can take multiple years to complete and are subject to litigation by environmental advocacy groups or local stakeholders. The DOE published the interim final rule on July 3, 2025, at 90 FR 29676, which amends much of 10 CFR 1021, the regulations for DOE’s procedures for implementing NEPA. It also proposes an exemption from certain NEPA requirements for emergency situations. Notably, President Trump declared a national energy emergency on January 20, 2025, and there is an ongoing national emergency concerning cyber-enabled activities. These declarations could provide opportunities for us to seek exemptions to certain resource consuming permitting requirements associated with our planned operations. Alternatively, a change to these policies could result in additional costs and delays in licensing.
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
Influential political actors, shifting domestic policy priorities, and organized opposition by politically connected stakeholders could materially adversely affect our ability to develop, finance, and operate Project Matador.

Our business plan depends on sustained alignment among a broad range of governmental bodies, elected officials, appointed regulators, and other influential political stakeholders at the federal, state, and local levels. Shifts in the domestic political landscape—whether driven by changes in administration, legislative turnover, evolving policy priorities, or the actions of individual political actors with outsized influence—could create an operating environment that is materially less favorable to Project Matador and to our business generally.

At the federal level, our success depends in part on continued bipartisan support for nuclear energy development, AI infrastructure investment, and the associated regulatory frameworks that enable large-scale projects like Project Matador. Key executive branch officials, members of Congress, and senior appointees at agencies including the NRC, DOE, FERC, and the EPA each exercise significant discretion over policies that directly affect our permitting timelines, financing eligibility, and operational approvals. A change in presidential administration, a shift in the composition or leadership of relevant congressional committees, or the appointment of agency heads who are skeptical of nuclear energy, large-scale AI campus development, or private energy infrastructure could result in regulatory delays, more burdensome compliance requirements, curtailment or elimination of federal incentive programs, or outright policy reversals. Changes in trade policy—including the imposition of tariffs, import restrictions, or export controls on critical equipment, construction materials, or energy technology components—could increase our development costs, disrupt our supply chain, or delay the delivery of key infrastructure assets, any of which could materially and adversely affect our development timeline and budget. Any of these actions could also result in policy reversals that undermine the economic assumptions underlying our business model.

At the state level, our operations in Texas and our leasehold interest with the Texas Tech University System expose us to the policy preferences of the Texas Governor, state legislators, the members of the Texas Tech University System Board of Regents, the Public Utility Commission of Texas, the TCEQ, and other state and regional bodies. Elected officials or political appointees who oppose nuclear development, object to the scale of Project Matador, question the use of public university land for private commercial infrastructure, or seek to redirect state energy policy could introduce legislation, initiate regulatory proceedings, or exert informal political pressure that delays or restricts our ability to develop the Project Matador Site. Changes in the composition of the Texas Tech University System Board of Regents—whose members are appointed by the Governor—could result in a reevaluation of our Lease or the imposition of additional conditions on our continued use of the site.

At the local level, officials in Carson County and the surrounding communities hold authority over property tax abatements, land use approvals, local permitting, and community engagement processes that are important to our development timeline and cost structure. Opposition from county commissioners, local elected officials, or politically influential community leaders could jeopardize our existing 10-year property tax abatement, delay local permitting approvals, or generate organized resistance to the project that affects our ability to recruit workers, secure local services, or maintain constructive relationships with the surrounding community.

In addition, individuals and organizations with significant political influence—including current and former elected officials, political donors, media figures, leaders of advocacy organizations, and other prominent public voices—may seek to use their platforms and relationships to oppose, delay, or undermine Project Matador for reasons that may include policy disagreements over nuclear energy or AI development, concerns about environmental impacts, competition for political attention or resources, ideological opposition to large-scale private infrastructure projects, or personal or commercial interests that conflict with our success. Such actors may exert influence through legislative lobbying, media campaigns, regulatory interventions, litigation, or informal pressure on governmental decision-makers. The impact of such opposition may be difficult to predict and could be disproportionate to the number of individuals involved, particularly where those individuals hold positions of public trust or command significant media attention.

Furthermore, the current political environment surrounding AI infrastructure, powered shell development, and energy policy is characterized by rapidly evolving and sometimes conflicting viewpoints across the political spectrum. While the current federal administration has signaled support for accelerated energy development and nuclear permitting reform, there can be no assurance that these policy positions will persist through future election cycles or that competing political priorities—such as concerns about water usage, land use, environmental justice, or the perceived societal risks of artificial intelligence—will not gain sufficient political momentum to materially alter the regulatory and policy landscape in ways that are adverse to our interests.

Any of the foregoing political risks, individually or in combination, could result in material delays to our development timeline, increased costs associated with permitting and compliance, loss of or reduction in tax incentives or federal subsidies, adverse modifications to our Lease with the Texas Tech University System, diminished access to capital markets, reputational harm that discourages prospective tenants, or other outcomes that could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our operations and infrastructure may be materially adversely affected by geopolitical risks, including cyberattacks and physical disruptions by nation-state actors and other hostile parties.
We are developing what is expected to be the largest artificial intelligence data center complex in the United States upon full build-out. The scale, strategic significance, and critical nature of this infrastructure make it a high-value target for nation-state actors, state-sponsored groups, terrorist organizations, and other hostile parties seeking to disrupt U.S. technological leadership, national security capabilities, or critical infrastructure. The concentration of computational capacity at our facilities may elevate the risk profile of our operations beyond that of comparable facilities.

Nation-state actors and state-affiliated groups have demonstrated increasingly sophisticated capabilities to conduct cyberattacks against critical infrastructure, including advanced persistent threats, zero-day exploits, ransomware campaigns, supply chain compromises, and other cyber-intrusion techniques. Our facilities, networks, and information systems may be targeted by such actors seeking to disrupt, degrade, destroy, or exfiltrate data from our operations. A successful cyberattack could result in prolonged service outages, corruption or loss of proprietary data or customer workloads, compromise of artificial intelligence models or training data, unauthorized access to sensitive or classified information, or manipulation of computational outputs. Such incidents could be difficult to detect, and remediation could be prolonged and costly.

In addition to cyber threats, our physical infrastructure faces risks of sabotage, attack, or other intentional disruption. The geographic concentration of our facilities means that a single physical attack, whether through explosive devices, drone strikes, or disruption of supporting utilities such as power transmission, water supply, or telecommunications interconnections, could cause significant damage to a material portion of our operational capacity. Geopolitical tensions, armed conflicts, trade disputes, or deteriorating diplomatic relations involving the United States could increase the likelihood of such threats materializing. The evolving nature of asymmetric warfare means that threat vectors may emerge that we have not anticipated or for which we have not adequately prepared.

Our dependence on complex, global supply chains for critical components, including power generation and cooling systems and specialized construction materials, exposes us to additional geopolitical risk. Export controls, trade sanctions, retaliatory trade actions, or supply chain disruptions arising from international conflict could delay construction timelines, increase costs, limit our ability to maintain or expand operations, or force reliance on alternative components that may be less performant or less secure. Certain components may be sourced from or transit through jurisdictions where geopolitical instability is elevated.

We invest significantly in physical security, cybersecurity, and business continuity measures, and we work with federal, state, and local government agencies on threat assessment and facility protection. However, no security measures can eliminate all risks, and a sufficiently resourced and determined adversary, particularly a nation-state actor, may be capable of overcoming our defenses. Our security measures may also become targets themselves, with adversaries seeking to identify and exploit gaps in our protective systems.

The occurrence of any such attack or disruption could result in significant damage to or destruction of our facilities, loss of life, prolonged operational outages, loss or compromise of data, substantial remediation and recovery costs, increased insurance premiums or loss of coverage, reputational harm, loss of customer confidence, regulatory investigations or enforcement actions, and potential liability to customers, partners, or other third parties. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations, and prospects. Furthermore, even the credible threat of such attacks, absent their actual occurrence, could increase our operating costs, divert management attention, and impair our ability to attract customers, employees, or investment capital.

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
In addition, we may fail to meet requirements for energy-related federal incentives. We expect to rely on potential eligibility for numerous federal energy programs and tax incentives, including the:
•45J Nuclear Production Tax Credit;
•45Q Carbon Capture Tax Credit;
•45V Clean Hydrogen Tax Credit; and
•48C Advanced Manufacturing Credit.
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
The TCEQ has approved and issued Fermi’s approximately 6 GW Clean Air Permit for natural gas generation. Opposition from environmental groups, including permit challenges or reputational campaigns, could delay the issuance of any additional permits that may be required for us to develop Project Matador and/or could reduce site flexibility.

New nuclear projects as well as some other types of energy projects (and their associated infrastructure) in the United States frequently face opposition from non-governmental organizations, environmental advocacy coalitions, and some local stakeholders. These groups may challenge NRC proceedings, file administrative appeals, or initiate litigation under NEPA, the Clean Water Act, or the Endangered Species Act as well as challenge government activities to grant required environmental permits. Even unsuccessful litigation can delay project timelines, increase legal costs, and discourage investors or tenants.
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
Our ability to scale leasing revenue depends on the timely delivery of powered shells and infrastructure-ready pads.
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
Risks Related to REIT Qualification
We intend to be classified as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2025. Our failure to qualify or maintain our qualification as a REIT for U.S. federal income tax purposes would reduce the amount of funds we have available for distribution and limit our ability to make distributions to our shareholders.
We elected to be classified as a corporation for U.S. federal income tax purposes effective as of our date of formation, January 10, 2025, via late classification relief sought under Revenue Procedure 2009-41. We adopted a fiscal year end of July 31, 2025, for our initial taxable, non-REIT year, and, in order to make a REIT election for the taxable period of August 1, 2025 through December 31, 2025, we changed our taxable year to a calendar year end for U.S. federal income tax purposes effective as of August 1, 2025. We believe that we are organized and operate in a manner to qualify for taxation as a REIT for such short taxable year ended December 31, 2025 and subsequent taxable years. However, we cannot assure you that we will qualify or remain qualified as a REIT. Our qualification and taxation as a REIT will depend upon our ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the U.S. federal income tax laws. Accordingly, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our shareholders because:
•we would not be allowed a deduction for dividends paid to shareholders in computing our taxable income and would be subject to U.S. federal income tax at the regular U.S. federal corporate tax rate;
•we could be subject to increased state and local taxes; and
•unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.
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
To qualify as a REIT, at least 75% of our assets must be real estate-related and at least 75% of our income must derive from rents, mortgage interest, or other qualifying passive income sources. At least 95% of our gross income must be from these sources plus other forms of passive income such as interest and dividends. We will not be able to acquire securities (other than securities in a TRS or which are treated as a real estate asset) of any single issuer that would represent either more than 5% of the total value of our assets, 10% of the voting securities of such issuer, or more than 10% of the total value of the issuer’s outstanding securities. No more than 25% of the value of our total assets may consist of securities in one or more TRSs. In addition, we must distribute at least 90% of our taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gain) to shareholders annually. We will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid with respect to any calendar year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our capital gain net income for that year and (iii) 100% of our undistributed ordinary income and capital gain net income from prior years. Given our evolving mix of revenue, we may not meet these thresholds in all periods. Even a small misstep in structuring or reporting could cause us to fail one or more REIT qualification tests or incur significant excise taxes.
Certain energy infrastructure assets may be non-qualifying assets, and certain of energy infrastructure activities may generate non-qualifying income for REIT purposes.
Our strategy involves developing power generation assets—including nuclear, natural gas, solar, and storage. It is possible that certain of these assets could be non-qualifying assets and/or generate non-qualifying income for REIT purposes. Such assets could also generate net income subject to the tax on prohibited transactions, or that are otherwise incompatible with REIT status. A REIT will incur a 100% tax on the net income (including foreign currency gain) from a prohibited transaction. Generally, a prohibited transaction includes a sale or disposition of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. The 100% tax will not apply to gains from the sale of property that is held through a TRS, although such income will be taxed to the TRS at regular U.S. federal corporate income tax rates. If these operations are not properly structured through TRSs, we may generate excessive non-qualifying income or pay excessive amounts of prohibited transaction tax. While we plan to structure the ownership of our assets and the conduct of our activities in a REIT-compliant manner, there is no assurance that we will be successful in doing so.
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
There are limits on our ownership of TRSs and our transactions with a TRS may cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm's-length terms.
Overall, no more than 25% of the value of a REIT's assets may consist of stock or securities of one or more TRS. A TRS will be subject to applicable U.S. federal, state and local corporate income tax on its taxable income, and its after tax net income will be available for distribution to us but is not required to be distributed to us. In addition, the Code limits deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation and, in certain circumstances, other limitations on deductibility may apply. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis. We will monitor the value of our respective investments in any TRSs for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with such TRSs on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that will be able to comply with the 25% limitation or to avoid application of the 100% excise tax.

Failure to make required distributions would subject us to U.S. federal corporate income tax.
We intend to operate in a manner so as to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes. In order to qualify and maintain our qualification as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our shareholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code. Any of these taxes would decrease cash available for distributions to our shareholders which, in turn, could materially adversely affect our business, financial condition, results of operations, our ability to make distributions to our shareholders and the trading price of our common stock. To the extent that we do not generate positive REIT taxable income, we will not be required to make such distributions.
Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
To qualify and maintain our qualification as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our stock. In order to meet these test, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% of the value of our total assets can be represented by the securities of one or more TRSs and no more than 25% of our assets can be represented by debt of “publicly offered REITs” (i.e., REITs that are required to file annual and periodic reports with the

SEC under the Exchange Act), unless secured by real property or interests in real property. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests applicable to REITs. In addition, certain income from hedging transactions entered into to hedge existing hedging positions after any portion of the hedged indebtedness or property is extinguished or disposed of will not be included in income for purposes of the 75% and 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because such TRS would be subject to tax on gains or forgoing the hedge could expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

The prohibited transactions tax may limit our ability to dispose of assets.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transaction tax equal to 100% of net gain upon such a disposition. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our assets or may conduct such sales through a TRS, which would be subject to U.S. federal corporate income tax.

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
Some members of our management team, including our executive officers, have limited experience in the management of a publicly traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to our business’s management and growth. We may need to add additional personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting to maintain what is required of public companies in the United States. The development and implementation of the standards and controls necessary for us to maintain the level of accounting standards required of a public company in the United States may require greater costs than expected. We could be required to expand our employee base and hire additional employees and advisors to support our operations as a public company, which will increase our operating costs in future periods.

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
Project Matador’s construction is expected to span multiple years and include capital-intensive civil, electrical, and mechanical engineering work. The prices of steel, concrete, turbine components, piping systems, racks, and high-voltage equipment have experienced material inflation in recent years. Similarly, prices for imported materials, equipment and supplies used in our business may also be negatively impacted by tariff policy, which can be inflationary. If inflation or tariffs affect labor rates, raw materials (e.g., steel, concrete), or specialized equipment, our project budgets may increase significantly. Historically, nuclear projects in the U.S. have experienced budget escalations due to engineering rework, licensing scope changes, and schedule slippage. Similarly, labor costs for skilled construction workers, electricians, and qualified engineers continue to rise.
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
The U.S. government announced changes to its trade policies in 2025 and significantly increased tariffs on certain imports under emergency authorities, including the International Emergency Economic Powers Act (“IEEPA”). In February 2026, the Supreme Court of the United States ruled that IEEPA does not authorize the President to impose tariffs. The current tariff environment remains dynamic and uncertain, including regarding potential refunds of tariffs paid under IEEPA. For now, the U.S. government has turned to Section 122 of the Trade Act as a stopgap to impose 15% global tariffs while it considers its next moves. Such replacement measures and changes to tariffs and other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial markets and economic conditions.
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
We cannot predict future trade policy and its impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our tenants, our suppliers, and the United States economy, which in turn could adversely impact our business, financial condition and results of operations. Our attempts to mitigate potential disruptions to our supply chain and offset procurement and operational cost pressures, such as through alternative sourcing and/or increases in the selling prices of some of our products, may not be successful. To the extent that cost increases result in significant increases in our expenditures, or if our price increases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if our revenues decrease, our business, financial condition or operating results may be adversely affected.
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
Project Matador requires timely procurement of gas turbines, transformers, power electronics, nuclear reactor components, HVAC systems, and modular powered shell elements—many of which originate from international vendors. Acts of God, geopolitical conflict, war, terrorism, social unrest, global health crises, trade restrictions, maritime shipping delays, or semiconductor shortages may result in global supply chain disruptions that could delay site readiness, reduce operational capacity, or force reprioritization of development phases.
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
As a new public company, our stock price has been, and may continue to be, volatile. As a result, you may not be able to resell your shares at or above the price you paid for such shares due to a number of factors included herein, including the following:
•results of operations that vary from the expectations of securities analysts and investors;
•results of operations that vary from those of our competitors;
•changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•changes in economic conditions for companies in our industry;
•changes in market valuations of, or earnings and other announcements by, companies in our industry;
•declines in the market prices of stocks generally, particularly those of power and utilities businesses as well as hyperscalers;
•strategic actions by us or our competitors;

•changes in general economic or market conditions or trends in our industry or the economy as a whole;
•changes in business or regulatory conditions;
•future sales of our common stock or other securities;
•investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;
•the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•announcements relating to litigation or governmental investigations;
•guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;
•the development and sustainability of an active trading market for our stock;
•changes in accounting principles; and
•other events or factors, including those resulting from system failures and disruptions, natural or man-made disasters, extreme weather events, war, acts of terrorism, an outbreak of highly infectious or contagious diseases or responses to these events.
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
As a public company, we are required to maintain internal control over financial reporting and to evaluate and determine the effectiveness of our internal control over financial reporting. Beginning with our second annual report following our IPO, we will be required to provide a management report on internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Thus, in accordance with the provisions of the JOBS Act, we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of December 31, 2025, nor any period subsequent in accordance with the provisions of the Sarbanes-Oxley Act.
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
We have taken and will continue to take certain actions to remediate the material weakness, including:
•designing and documenting an internal controls framework, including control activities over financial reporting, modeled on the Committee of Sponsoring Organizations (COSO) principles, with periodic internal reviews and testing;
•implementing formal policies and procedures to govern key financial processes and internal controls, including documented accounting policies aligned with U.S. GAAP standards and supported by external advisors;
•hiring additional qualified personnel with appropriate expertise in operational finance activities, accounting, and financial reporting, including the appointment of a Chief Financial Officer and financial reporting expert, and the establishment of an experienced finance team with public company financial reporting and internal controls expertise;
•enhancing segregation of duties across critical accounting and operational functions and implementing robust liquidity planning and cash management controls to support daily operating needs and strategic investments;
•evaluating and implementing appropriate financial and reporting systems to support internal controls requirements including engagement of a third-party accounting advisory firm to assist with timely remediation of control deficiencies; and

•establishing an audit committee composed of independent directors to provide oversight of our financial reporting and internal control environment.
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
The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurs after December 8, 2011, and whose annual net sales are less than $1.235 billion will, in general, qualify as an “emerging growth company” until the earliest of:
•the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;
•the last day of its fiscal year in which it has annual gross revenue of $1.235 billion or more;
•the date on which it has, during the previous three-year period, issued more than $1.0 billion in nonconvertible debt; and
•the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as we (i) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700.0 million or more as of the last business day of its most recently completed second fiscal quarter, (ii) have been required to file annual and quarterly reports under the Exchange, for a period of at least 12 months, and (iii) have filed at least one annual report pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Under this definition, we are an “emerging growth company” and will remain an “emerging growth company” until as late as the fifth anniversary of the completion of our IPO. For so long as we are an “emerging growth company,” we will, among other things:
•not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act;

•not be required to hold a nonbinding advisory shareholder vote on executive compensation pursuant to Section 14A(a) of the Exchange Act;
•not be required to seek shareholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act;
•be exempt from the requirement of the PCAOB regarding the communication of critical audit matters in the auditor’s report on the financial statements; and
•be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
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
Section 21.373 of the TBOC permits a “nationally listed corporation” (as defined in the TBOC and described below) to amend its governing documents to impose stock ownership requirements on shareholders seeking to submit a proposal on a matter (other than director nominations and procedural resolutions ancillary to the conduct of a shareholder meeting) to the shareholders of such corporation for approval at a shareholder meeting. If a corporation elects to be governed by Section

21.373 of the TBOC, a shareholder or group of shareholders may submit a proposal on a matter to the shareholders of such corporation for approval at a meeting of shareholders only if such shareholder or group of shareholders (i) holds an amount of shares entitled to vote at such meeting equal to at least $1.0 million in market value of the Company (determined as of the date of submission of the proposal) or 3% of the total number of shares eligible to vote at such meeting, and (ii) has held such amount for a continuous period of at least six months before the date of the meeting, (iii) holds such amount throughout the meeting and (iv) solicits the holders of shares representing at least 67% of the voting power of shares entitled to vote on the proposal at the shareholder meeting.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. The shares purchased in our recent initial public offering may be resold in the public market immediately, unless such shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act. In connection with our IPO, a substantial portion of our outstanding shares were subject to a 180-day lock-up period provided under lock-up agreements executed in connection with the offering and were restricted from immediate resale under the federal securities laws. All of these shares of common stock will, however, be able to be resold after the expiration of the lock-up period, as well as pursuant to customary exceptions thereto or upon the waiver of the lock-up agreement by the representatives on behalf of the underwriters. We also have registered shares of common stock that we have or may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to the lock-up agreements. As restrictions on resale end, the market price of our stock could decline if the holders of currently restricted shares of common stock sell them or are perceived by the market as intending to sell them.
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
We are currently, and may continue to be, subject to securities class action litigation.
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
We are currently a party to a putative securities class action lawsuit. The complaint, filed in January 2026, names the Company, certain of our directors and officers, and certain underwriters of our initial public offering as defendants. We believe the claims—that the defendants made materially false and misleading statements and omissions in the registration statement and prospectus issued in connection with our initial public offering and in other public statements during the alleged class period—are without merit. For more information about the securities litigation that we currently face, see Part I, Item 3. "Legal Proceedings" in this Annual Report.

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
Consequently, the price of the shares of common stock may fluctuate and may at any time be different on the Nasdaq and the London Stock Exchange. Investors could seek to sell or buy their shares of common stock to take advantage of any price differences between the two markets through a practice referred to as arbitrage. Any arbitrage activity could create unexpected volatility in both the share of common stock prices on either exchange and in the volumes of shares of common stock available for trading on either market. This could adversely affect the trading of the shares of common stock on these exchanges and increase their price volatility and/or adversely affect the price and liquidity of the shares of common stock on these exchanges. In addition, holders of shares of common stock in either jurisdiction will not be immediately able to transfer such shares for trading on the other market without effecting necessary procedures with our transfer agents/registrars. This could result in time delays and additional costs for shareholders. The market price of the shares of common stock on those exchanges may also differ due to exchange rate fluctuations. Additionally, to the extent the Company’s listing on the London Stock Exchange does not proceed, all common stock issued in this offering will be listed solely on Nasdaq.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk management and strategy
We have implemented and continue to enhance information security processes designed to identify, assess and manage material risks from cybersecurity threats to our information systems and data, including systems and services that support our corporate operations and third-party hosted platforms on which we rely. Our approach is intended to support operational resilience and protection of critical assets and information as we build our business.
As an early-stage company, our cybersecurity program has been governed through cross-functional management oversight, supported by external specialists. In connection with this approach, we completed a structured assessment of key IT and security domains and developed a phased mitigation plan to improve our security posture and maturity over time. The assessment informed prioritized initiatives focused on common early-stage risk areas such as identity and access controls, device and endpoint management, mobile access controls, external sharing and data protections, and security monitoring and alerting.
We have implemented, and are continuing to implement, security measures appropriate to our environment and stage of development, including measures focused on (i) stronger authentication and access controls, (ii) management and security baselines for endpoints and mobile devices, (iii) email and collaboration security, (iv) enhanced logging and monitoring, and (v) incident response preparedness. We also leverage managed IT and cybersecurity capabilities to support functions such as endpoint protection, DNS security filtering, dark web monitoring, cybersecurity awareness training, and email security and recovery capabilities.
We consider cybersecurity risks as part of our broader enterprise risk management processes, including when evaluating key vendors and service providers. For a description of risks from cybersecurity threats that may materially affect us and how they may do so, see Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.
Governance
Our board of directors oversees cybersecurity risk as part of its oversight of enterprise risk management. Management provides updates to the board as appropriate regarding cybersecurity risks, program maturity and key initiatives.
Management is responsible for day-to-day cybersecurity risk management. Historically, strategic oversight of our cybersecurity risk management program has been led by our Vice President of Risk, with active involvement from our Chief Financial Officer, Chief Operating Officer, and General Counsel, and support from external service providers. In March 2026, we hired a Chief Information Officer to provide internal executive leadership for enterprise IT and cybersecurity strategy and execution. Our Chief Information Officer has more than 35 years of IT leadership experience, including experience overseeing cybersecurity, cloud-first architectures and Zero Trust implementations, and large-scale technology and vendor management programs.
We maintain incident management and escalation practices designed to support timely internal reporting and coordination, including involvement of senior management based on the nature and potential impact of an event and, as appropriate, reporting to the board.
As an enhancement to our board’s oversight of our risk management function, our board has formed a risk and disclosure committee comprised of independent directors to monitor our risk management function and disclosure practices and to provide oversight and direction with respect to our efforts to identify, manage and mitigate material risks.

Item 2. Properties
Our principal executive offices are located at 620 S. Taylor Street, Suite 301, Amarillo, Texas 79101, where we lease office space to support our administrative and corporate functions. In addition, we lease a modular office trailer located on the Project Matador campus that supports on-site project management, administrative, and operational activities. The trailer is a prefabricated unit equipped with standard office infrastructure, including HVAC, electrical service, and telecommunications connectivity, and is connected to site utilities as required. We believe these facilities are adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.
Item 3. Legal Proceedings
We are involved in, and may in the future become involved in, legal proceedings, claims, and governmental or regulatory investigations arising in the ordinary course of business. These matters may relate to, among other things, commercial matters and contracts, intellectual property, labor and employment, discrimination, regulatory matters, competition, tax, consumer protection, torts, real estate, privacy and data protection, and securities.
The matters described below are those that we believe are material:
Putative Securities Class Action
On January 5, 2026, a putative securities class action complaint was filed in the U.S. District Court for the Southern District of New York captioned Lupia v. Fermi Inc., et al., Case No. 1:26-cv-00050. The complaint names the Company, certain of our directors and officers, and certain underwriters of our initial public offering as defendants. The complaint purports to be brought on behalf of a class of persons and entities that purchased or otherwise acquired (i) our common stock pursuant and/or traceable to the registration statement and prospectus issued in connection with our initial public offering and/or (ii) our securities between October 1, 2025 and December 11, 2025, inclusive.
The complaint alleges that defendants made materially false and misleading statements and omissions in the registration statement and prospectus issued in connection with our initial public offering and in other public statements during the alleged class period, including statements and disclosures relating to, among other things, tenant demand and funding arrangements for Project Matador and the risk of termination of a prospective tenant’s funding commitment. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, and seeks unspecified damages and other relief (including attorneys’ fees and costs).
We intend to vigorously defend against the action. At this time, we are unable to reasonably estimate the possible loss or range of loss, if any, associated with this matter.
We are not currently a party to any other legal proceedings that we believe are material. Regardless of the outcome, litigation can be costly and time-consuming and can divert management’s attention and resources. For additional information, see Part I, Item 1A. “Risk Factors” and “Commitments and Contingencies” in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company's common stock began trading on the Nasdaq Global Select Market on October 1, 2025 under the symbol “FRMI.” Prior to that date, there was no public trading market for the Company's common stock.
Holders
As of March 23, 2026, there were approximately 292 holders of record of the Company's common stock. The number of beneficial owners is substantially greater than the number of shareholders of record because a large portion of the common stock is held in “street name” by brokers, banks, and other financial institutions.
Dividends
U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular U.S. federal corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. As a rapidly growing business with significant anticipated capital investments, including substantial investments in assets on which we will incur large amounts of non-cash depreciation expense that will reduce our net income, we do not expect to generate material amounts of REIT taxable income in the near term. While it is possible that we may elect to pay dividends to our shareholders out of operating cash flow before we begin earning material amounts of REIT taxable income, we do not have any current intention to do so. As we begin to earn REIT taxable income, we will begin to pay dividends in order to satisfy the requirements for us to qualify as a REIT and generally not be subject to U.S. federal income and excise tax. Our policy will be to pay dividends to our shareholders equal to all or substantially all of our REIT taxable income out of assets legally available therefor.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Recent Sales of Unregistered Securities
None.
Use of Proceeds
On September 30, 2025, our Registration Statement was declared effective by the SEC. On October 2, 2025, in connection with its initial public offering ("IPO"), in which the Company issued and sold 32,500,000 shares of its common stock at a public offering price of $21.00 per share, the Company received net proceeds of $648.4 million after deducting the underwriting discounts and commissions, and before deducting deferred offering costs of $14.2 million. On October 2, 2025, concurrently with the closing of the IPO, the underwriters exercised their over-allotment option and purchased from the Company an additional 4,875,000 shares of common stock at the IPO price, which resulted in net proceeds to the Company of $97.3 million after deducting the underwriting discounts and commissions. The total net proceeds from the IPO were $745.6 million.
Performance Graph
The following stock performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933 (“Securities Act”).
The stock performance graph compares the cumulative total return to stockholders of our common stock relative to the cumulative total returns of the S&P Global 500 Index (“S&P 500”) and the MSCI US REIT Index (“RMZ”). All share price performance assumes an initial investment of $100 at the beginning of the period and assumes the reinvestment of dividends. As the Company’s common stock began trading on October 1, 2025, an investment of $100 is assumed to have been made on that date, and its relative performance is tracked through December 31, 2025.

Comparison of Cumulative Total Return
Among Fermi Inc., the S&P 500 Index, and the MSCI US REIT Index
October 1, 2025 — December 31, 2025 | Assumes $100 invested on 10/1/2025 with reinvestment of dividends
120
100
80
60
40
20
0
10/01/25
10/15/25
10/31/25
11/14/25
11/28/25
12/05/25
12/12/25
12/31/25
Fermi Inc
S&P Global 500 Index
MSCI US REIT Index

The following table summarizes stock performance graph data points in dollars.

	10/01/25	10/15/25	10/31/25	11/14/25	11/28/25	12/05/25	12/12/25	12/31/25
Fermi Inc	$100	$88	$81	$56	$51	$47	$31	$25
S&P Global 500 Index	$100	$99	$102	$100	$102	$102	$102	$102
MSCI US REIT Index	$100	$100	$98	$98	$100	$99	$98	$97

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes included in this Annual Report on Form 10-K (“Form 10-K”). Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” “Fermi”, “we”, “us”, “our” and “the Company” (i) for periods prior to the Corporate Conversion, refer to Fermi LLC, and, where appropriate, its consolidated subsidiaries and (ii) for periods after the Corporate Conversion, refer to Fermi Inc., and, where appropriate, its consolidated subsidiaries.
Overview
Fermi Inc. (“Fermi,” “we,” “us,” or “our”) exists to power the artificial intelligence needs of tomorrow. We are building a private power campus for AI-centric customers—developing and leasing large-scale, grid-independent energy generation and high-performance computing facilities purpose-built for the hyperscale era. Our strategy is anchored by Project Matador in the Texas Panhandle, a multi-phased development on a 5,236-acre site under a long-term ground lease that is designed to deliver up to 11 GW of private power generation capacity and support up to approximately 15 million square feet of AI-ready hyperscale compute infrastructure over a multi-decade timeline. Together with additional acreage acquired or under contract adjacent to the leased property, the expanded campus is expected to encompass approximately 7,570 acres, with generation capacity expandable to approximately 17 GW, subject to the closing of additional land acquisitions and receipt of incremental TCEQ air permits. We plan to develop and lease powered shell space supported by an integrated, on-demand energy and site infrastructure platform, including on-site natural gas-fired generation, supplemental grid-supplied power, battery energy storage systems, solar generation for energy displacement, and longer-term nuclear baseload supply, all in furtherance of our objective to support large, long-duration hyperscale deployments.
We were formed in January 2025 and have not generated revenue to date. Our efforts to date have focused on advancing site control and infrastructure readiness, engineering and procurement, permitting and regulatory activities, grid interconnection and fuel and water arrangements, and commercial discussions with prospective tenants. We do not expect to generate operating revenues until we execute definitive tenant lease agreements and commence delivery of leased powered shell capacity and associated private power and site services provided as an incident of tenancy, at Project Matador, and our ability to execute our plan depends on obtaining required approvals, converting tenant discussions into binding agreements, and raising strategic capital. We also intend to elect to qualify as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2025.
For a detailed overview of the Company, see the information above presented under the section labeled Part I, Item 1. “Business” of this Annual Report.
Recent Developments
Initial Public Offering
On October 2, 2025, in connection with its initial public offering ("IPO"), in which the Company issued and sold 32,500,000 shares of its common stock at a public offering price of $21.00 per share, the Company received net proceeds of $648.4 million after deducting the underwriting discounts and commissions, and before deducting deferred offering costs of $14.2 million. On October 2, 2025, concurrently with the closing of the IPO, the underwriters exercised their over-allotment option and purchased from the Company an additional 4,875,000 shares of common stock at the IPO price, which resulted in net proceeds to the Company of $97.3 million after deducting the underwriting discounts and commissions. The total net proceeds from the IPO were $745.6 million.
Siemens F-Class Equipment Purchase Agreement
On January 28, 2026, the Company formed its first long-lead equipment warehouse entity Fermi Turbine Warehouse LLC, a Texas limited liability company and indirect wholly owned subsidiary of the Company (“FTW”), entered into an arrangement with Siemens Energy, Inc. (“Siemens”) for the purchase of three F-class gas turbine units and related equipment and services for Project Matador (the “Siemens F-Class EPA”).
The fixed price portion of the Siemens F-Class EPA is approximately $324.4 million, and as of the date of this Annual Report, the Company has paid approximately $276.6 million. In addition to the fixed price amount, the Company is obligated to pay shipping costs and applicable import duties, as incurred, pursuant to the contract. The first two turbine cores are expected to be available for shipment in the first half of 2026, with ancillary equipment to follow in the second half of the year.
The Siemens F-Class EPA includes customary provisions relating to delivery, transfer of title and risk of loss, performance warranties and liquidated damages for delay or performance shortfalls, subject to negotiated caps. In connection with the equipment supply contract, FTW also entered into a related long-term commercial agreement with Siemens providing for ongoing payments over a ten-year period following acceptance of the equipment, based primarily on specified reliability metrics. The equipment supply contract and the related agreement were negotiated together and are intended to operate as a single integrated commercial arrangement with Siemens.
MUFG and Keystone Equipment Financing Arrangements
In February 2026, we completed the MUFG Equipment Financing, a senior secured equipment loan warehouse facility with total commitments of up to $500.0 million to fund the Siemens F-Class EPA and related equipment for Project Matador, refinance our Macquarie Term Loan, and support turbine delivery, construction, and deployment across our campus. Also in February 2026, we entered into the Keystone High Voltage Financing, an equipment-backed facility with up to $120.0 million of initial capacity (with the ability to increase up to an additional $100.0 million subject to approvals) to finance equipment for Project Matador. See "—Liquidity and Capital Resources" for additional information.

Yorkville Promissory Note
In March 2026, we entered into the Yorkville Note, a senior unsecured promissory note with YA II PN, Ltd., an investment fund managed by Yorkville, with a committed principal amount of $156.3 million available through a series of advances during an availability period through October 1, 2026. Proceeds are intended to be used for general corporate purposes. See "—Liquidity and Capital Resources" for additional information.
Beal Equipment Financing
In March 2026, we entered into an equipment supply loan financing agreement with CSG Investments, an affiliate of Beal Bank USA, (the "Beal Equipment Financing") providing for a senior secured limited-recourse term loan facility in an aggregate principal amount of up to $165.0 million to fund the acquisition of six Siemens Energy SGT-800 industrial gas turbines and related equipment for Project Matador. Loans bear interest at 12.00% per annum, and the facility matures 33 months after closing. See "—Liquidity and Capital Resources" for additional information.
Initial 6 GW Clean Air Permit Approved
On November 4, 2025, we announced that the TCEQ granted preliminary approval for air permitting associated with the first approximately 6 GW of a multi-gigawatt natural gas-fired generation facility planned for Project Matador. This milestone supported continued engineering and procurement sequencing for our initial natural gas generation buildout.
On February 25, 2026, we received final approval from TCEQ for our approximately 6 GW Clean Air Permit, which we believe represents one of the largest natural gas-fired air permits issued in the Western Hemisphere. We believe this approval materially advances Project Matador’s development readiness and strengthens our ability to convert tenant discussions into binding lease agreements and to pursue project-level financing for the initial tenant campus.
On March 27, 2026, we filed an additional application with the TCEQ for an incremental 5 GW Clean Air Permit. If approved, this permit would authorize the site for up to approximately 11 GW of total natural gas-fired generation capacity, providing the flexibility to achieve the full 11 GW campus buildout entirely through gas-fired generation independent of the nuclear development timeline.
NRC Environmental Review Scoping
On March 20, 2026, the NRC published a Notice of Intent in the Federal Register to conduct a scoping process and prepare an EIS in connection with our COL application for four Westinghouse AP1000 reactors at Project Matador, initiating a 30-day public scoping period. Fermi America was selected as the first private company to participate in the NRC's transformative pilot program for applicant-prepared environmental impact statements under the NEPA. This pilot—enabled by recent amendments to NEPA—is expected to reduce in-house NRC review time and deliver resource savings, while maintaining full regulatory compliance. We believe our participation in this program reflects the progress we are making on Project Matador and positions us as a leader in next-generation nuclear licensing.
Collaboration Agreement with Texas Tech University System
On March 30, 2026, Texas Tech University System (“TTU”) and the Company entered into a Collaboration Agreement pursuant to which TTU confirms it is committed to its relationship with the Company, is encouraged by the progress with tenants to date and looks forward to Project Matador being brought to fruition.
In addition, the Company agreed to pre-pay rent in the amount of $2.0 million within 75 days of the date of the Collaboration Agreement, with an additional $9.0 million to be paid into escrow prior to December 31, 2026, with such amounts to be released from escrow as they become due under the ground lease and applied to any amounts payable (including rent) to TTU.
The Collaboration Agreement was entered into following an exchange between TTU and the Company regarding the future of Project Matador and reflects each party’s intent to move forward collaboratively with the development of the leased site.
Trends and Other Factors Impacting Our Performance
The growth and future success of our business depends on many factors. While these factors present significant opportunities for our business, they also pose risks and challenges, including those discussed below and described in Part I, Item 1A. “Risk Factors,” that we must successfully address to achieve growth, improve our results of operations, and generate profits.

AI-Driven Demand for Compute and Energy Infrastructure
The rapid adoption and advancement of generative artificial intelligence, high-performance computing, and cloud infrastructure have created unprecedented demand for compute power and associated energy infrastructure. Our ability to attract and retain large-scale AI tenants will depend on our ability to deliver reliable, scalable, and low-latency power directly to powered shell environments. A decline or slowdown in AI infrastructure deployment, shifts in customer architecture preferences, or market saturation could adversely impact demand for our solutions.
Energy as a Constraint to Digital Expansion
Grid congestion, transmission delays, and utility interconnection bottlenecks have emerged as major constraints on the expansion of hyperscale infrastructure in the U.S. Our model—which delivers private, compute-adjacent power—responds directly to this macro constraint. As traditional grid-tied campuses experience years-long permitting delays, Fermi offers tenants the opportunity to decouple from these risks and achieve accelerated deployment schedules. Nevertheless, the successful deployment of additional nuclear power generation capacity at scale is a long-term endeavor that will be costly and is subject to a number of risks, including political changes, supply chain delays, cost overruns, capital constraints, and other risks that are more fully described in Part I, Item 1A. “Risk Factors.”
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
Power Generation and Energy Sourcing Strategy
Our private power generation strategy relies on a diversified mix of gas, nuclear, and solar energy, with grid connectivity designed to scale selectively as the campus grows. As our development plans move forward, we are retaining the optionality to modify our power mix, including upsizing our gas supply infrastructure to increase our ability to develop additional gas-fired generation. We are currently in discussions to increase our natural gas supply and related infrastructure sufficient to power up to 11 GW of natural gas-fired generation while continuing to pursue our nuclear, solar and other development plans. The timely delivery and commissioning of these systems is critical to supporting tenant workloads and achieving planned uptime and redundancy levels. Any underperformance of natural gas assets, delays in nuclear buildout, or variability in solar generation could reduce the availability or reliability of power delivery, impacting tenant satisfaction and lease revenue.
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
Regulatory Approvals and Permitting Processes
Our operations are subject to extensive federal, state, and local regulation—including nuclear licensing by the NRC, air and water permitting by the TCEQ, power generation by the PUCT, and environmental approvals under NEPA. Our ability to construct and operate generation facilities, particularly nuclear reactors, depends on our success in obtaining and maintaining these approvals. Regulatory delays, changes in policy, or third-party legal challenges could significantly impact our development timelines and cost structure.
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
Tenant Acquisition and Retention
Our revenue model is heavily dependent on securing multi-GW scale anchor tenants and maintaining long-term powered shell leasing agreements. Our ability to attract high-credit-quality tenants—particularly large AI developers, hyperscalers, and sovereign compute platforms—is critical to achieving scale and recurring revenues. Changes in customer requirements, economic conditions, or competitive offerings could hinder tenant growth or increase churn risk. Delays in tenant onboarding or renegotiation of terms due to construction timelines may also impact financial performance.
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
We expect our general and administrative expenses to increase for the foreseeable future as we continue to scale as a company. We also anticipate incurring additional costs as a result of operating as a public company, including expenses associated with compliance with the rules and regulations of the SEC and applicable securities exchanges, as well as legal, audit, investor relations, insurance, and other administrative and professional services. We incurred significant non-cash share-based compensation charges in the fourth quarter of 2025 and expect recurring share-based compensation charges thereafter.
Interest Income (Expense), Net
Interest income (expense), net consists of interest earned on cash and cash equivalents held in interest-bearing accounts during the period, partially offset by interest expense on outstanding borrowings and financing arrangements, including stated interest, commitment fees, and the amortization of deferred financing costs, deferred issuance costs, and debt discounts. Interest income (expense), net is reflected net of capitalized interest.

Other Income (Expense), Net
Other income (expense), net consists primarily of charitable contribution expense, inducement expense related to financing arrangements, and gains or losses resulting from changes in the fair value of financial instruments, including convertible notes accounted for under the fair value option and embedded derivative liabilities.
Results of Operations
The following table sets forth the components of our statements of operations for the periods presented below:

(in thousands)	For the period from January 10, 2025 (Inception) through December 31, 2025
Expenses:
General and administrative	$177,779
Total expenses	177,779
Loss from operations	(177,779)
Other income (expense):
Interest income (expense), net	3,732
Other income (expense), net	(312,332)
Total other income (expense)	(308,600)
Net loss	$(486,379)
General and Administrative
General and administrative expenses for the period from January 10, 2025 (Inception) through December 31, 2025, totaled $177.8 million. The amount primarily reflects $132.7 million of share-based compensation expense and $11.9 million of personnel-related expenses for employees and service providers supporting corporate, executive, finance, and administrative functions, along with $21.8 million of costs for outside professional services such as legal, accounting, and audit, and $11.4 million of other general corporate activities including recruiting, travel, marketing, and other general corporate activities.
Interest Income (Expense), Net
Interest income (expense), net for the period from January 10, 2025 (Inception) through December 31, 2025, totaled $3.7 million. The amount primarily reflects $4.4 million of interest income earned on cash and cash equivalents held in interest-bearing accounts during the period, partially offset by $0.7 million of interest expense related to outstanding borrowings and financing arrangements, including stated interest, commitment fees, and amortization of deferred financing costs. Interest expense excludes $18.4 million of interest that was capitalized to Property, plant and equipment, net.
Other Income (Expense), Net
Other income (expense), net for the period from January 10, 2025 (Inception) through December 31, 2025, totaled $312.3 million. The amount primarily reflects non-cash charges, including a $173.8 million charitable contribution expense related to the donation of 11,250,000 Class B Units to Dechomai Asset Trust, an unrelated, third party, 501(c)(3) public nonprofit organization, a $61.0 million fair value loss recognized on the Series B Convertible Notes for which the Company elected the fair value option, $46.4 million of fair value losses on embedded derivative liabilities associated with the Preferred Units Financing, and a $23.7 million inducement expense recognized in connection with the Preferred Units Financing.
Liquidity and Capital Resources
Liquidity and Going Concern
Under ASC Topic 205-40, Presentation of Financial Statements—Going Concern, we are required to evaluate whether conditions or events raise substantial doubt about our ability to meet future financial obligations as they become due within one year after the consolidated financial statements are issued.

As of December 31, 2025, the Company had not generated any revenues. Tenant revenues are currently expected to commence in 2027; however, as of the date of this Annual Report on Form 10-K, the Company has not executed a lease agreement with a tenant, and even if the Company is successful in doing so, such revenues are not expected to be sufficient to fund the Company’s full operating and capital requirements until Phase 4 of Project Matador is completed and operating at scale. Project Matador will require substantial capital investment to achieve commercial operation. To finance the construction and development of Project Matador during this period, we intend to raise capital through a combination of equity financings, various debt issuances, and tenant prepayments. These financings are not certain to occur. If we are unable to raise capital in the amounts, timing, or terms we expect, we may be forced to delay capital expenditures, amend or terminate our purchase commitments or surrender assets pledged as collateral under our financing agreements in order to preserve liquidity, which could materially extend our development timeline and delay one or more phases of Project Matador, preventing us from achieving planned operational and financial milestones within the anticipated timeframe. See “—Sources of Liquidity” and “—Planned Use of Capital” below.
Based on our current operating plan and our available capital, we believe our resources are sufficient to satisfy our financial obligations for at least twelve months following the issuance of these consolidated financial statements. Our anticipated liquidity includes our existing cash balance, the net proceeds from the MUFG Equipment Financing and Keystone High Voltage Financing, which closed in February 2026, available borrowing capacity under the Yorkville Note and Beal Equipment Financing, which were entered into in March 2026, and planned near term funding sources, including anticipated tenant prepayments, project-level debt, and strategic equity capital. Our operating plan for the upcoming year is designed to align with capital sources that are either in hand or reasonably expected to be secured within that timeframe.
MUFG Equipment Financing
On February 10, 2026 (the “Closing Date”), the Company consummated a strategic financing with MUFG Bank, Ltd. (“MUFG”) (the “MUFG Equipment Financing”) pursuant to an Equipment Supply Loan Financing Agreement (the “Credit Agreement”) entered into by FTW (“Borrower”), Firebird Equipment Holdco as subsidiary guarantor (the “Subsidiary Guarantor”), and MUFG, as sole lender. The MUFG Equipment Financing will enable the Company to fund the Siemens F-Class EPA and related equipment for Project Matador, refinance the Company’s existing Macquarie Term Loan, and support the delivery, construction, and deployment of turbines across Fermi’s existing fleet.
The Credit Agreement provides for a senior secured equipment loan warehouse facility in an aggregate principal amount of up to $500.0 million (the “Total Loan Commitment”). Borrowings under the Credit Agreement may be made from the Closing Date through the nine-month anniversary of the Closing Date. Each loan under the Credit Agreement bears interest at a rate per annum equal to (i) in the case of Term SOFR Loans, the Term SOFR rate for the applicable interest period plus 4.0% per annum, or (ii) in the case of RFR Loans, Daily Simple SOFR plus 4.0% per annum.
Proceeds of the loans under the Credit Agreement may be used to (i) pay equipment acquisition costs or make distributions to the Company or its affiliates to reimburse for equipment acquisition costs paid prior to the Closing Date, (ii) pay fees and transaction costs, (iii) fund required reserve accounts, and (iv) make distributions to the Company to repay existing indebtedness of the Company or its affiliates in respect of qualified equipment to be financed under the Credit Agreement. Proceeds of borrowings were used, in part, to make payments to Siemens Energy in an amount equal to $201.6 million pursuant to the Siemens F-Class EPA.
The loans under the Credit Agreement mature on the eighteen-month anniversary of the Closing Date. The Borrower is required to repay (i) on each quarterly payment date, the minimum principal payment then due and owing, and (ii) on the loan maturity date, the remaining unpaid principal amount of all loans plus any other obligations under the financing documents. Prior to the nine-month anniversary of the Closing Date, no minimum principal payment is due. Thereafter, the minimum principal payment is (a) 10% of the aggregate principal amount of loans outstanding if no lease or offtake agreement with respect to the first phase of Project Matador for at least 400 MW of power has been signed prior to the nine-month anniversary of the Credit Agreement, or (b) 5% of the aggregate principal amount of loans outstanding if such a lease or offtake agreement has been signed prior to such anniversary.
The Credit Agreement also contains customary negative covenants that, among other things, restrict the ability of each loan party to (i) incur additional indebtedness, (ii) create liens on assets other than permitted liens, (iii) make certain investments, (iv) sell, lease, or transfer assets except as permitted, (v) make distributions other than as provided in the account agreement, (vi) engage in transactions with affiliates, and (vii) permit a change of control.
The Credit Agreement imposes loan-to-value requirements on the collateral. The target loan-to-value ratio for delivered equipment is 65%, and the target loan-to-value ratio for undelivered equipment is 55%. If the loan-to-value ratio exceeds the applicable target ratio for more than thirty consecutive days following an updated appraisal with a value more than 2%

lower than the initial appraisal for such equipment, an event of default will occur unless the applicable shortfall amount is paid within such thirty-day period.
Keystone Equipment Financing
In February 2026, Fermi High Voltage Warehouse LLC, a Texas limited liability company and indirect wholly owned subsidiary of the Company (“HVW”), entered into a master loan agreement (the “Keystone Master Loan Agreement”) with Keystone National Group, LLC, as collateral agent and administrative agent for the lenders (the “Keystone Agent”), Cape Commercial Finance LLC (“CCF”), as sole arranger, and Keystone Private Income Fund, as the initial lender (the “Keystone Lender”), to finance the purchase of certain equipment (the “Keystone High Voltage Financing”).
The Keystone Master Loan Agreement provides for an equipment-backed financing structure pursuant to which HVW may request one or more advances of up to an aggregate principal amount of $120.0 million, which amount may be increased from time to time by up to an additional $100.0 million subject to lender approvals (collectively, the “Keystone Facility”). Advances may be requested from the closing date through the earlier of (i) 12 months following the closing date and (ii) the date the Keystone Facility is fully advanced. Each advance is evidenced by a separate promissory note, and the term and annual interest rate applicable to each advance are set forth in the applicable promissory note. Borrowings under the Keystone High Voltage Financing agreement totaled $39.5 million in 2026. The Keystone Facility is not a revolving credit facility, and each advance is subject to satisfaction of specified conditions and acceptance by the Keystone Agent and the applicable lender.
Advances generally fund up to 80% of the purchase price of the related equipment, with the remaining 20% funded by HVW and/or its affiliates. As of the closing date, HVW had funded approximately $52.2 million of equipment costs prior to closing, which may be applied toward the required equity contribution for future advances.
The obligations under the Keystone Facility are secured by a first-priority security interest in the financed equipment and related collateral, and the Company has provided a limited guaranty of HVW’s obligations. The Keystone Master Loan Agreement contains customary affirmative and negative covenants and events of default, including restrictions on additional indebtedness and liens and a change of control. In addition, the Keystone Master Loan Agreement includes (i) a minimum liquidity covenant requiring the Company to maintain at least $20.0 million of liquidity until the Keystone Facility is paid in full or a qualifying customer agreement is executed, (ii) a mandatory prepayment requirement if the Keystone Agent has not received an approved customer agreement by December 31, 2026, and (iii) a collateral coverage requirement under which HVW must repay outstanding amounts or provide additional collateral if the aggregate outstanding principal exceeds 110% of the fair market value of the collateral based on the most recent appraisal.
Yorkville Promissory Note
In March 2026, the Company entered into the Yorkville Note with YA II PN, an investment fund managed by Yorkville, with a committed principal amount of $156.3 million.
The Yorkville Note provides for up to five advances during an availability period commencing the first business day following the issuance date through October 1, 2026. The committed principal amount automatically reduces by approximately $26.0 million every 30 days following the issuance date. Each advance is funded net of a 4% funding premium. The Yorkville Note is not a revolving commitment, and once an advance is funded, the corresponding portion of the committed principal amount is not available for re-borrowing. The Yorkville Note matures in September 2027 and bears interest at 0% per annum, subject to increase to 18% upon the occurrence of an event of default. No amounts have been drawn under the Yorkville Note.
Beginning on the amortization period commencement date (thirty days following the first advance), the Company is required to make monthly amortization payments. At least $10 million of each monthly amortization payment must be satisfied in shares of common stock, with the Company having the option to settle a greater portion in shares. When paid in shares, the shares are valued at the greater of 100% of the lowest daily volume-weighted average price during the three trading days immediately preceding the applicable notice date, or 91% of the closing price on the trading day immediately preceding the amortization share notice subject to a cap of 8,000,000 shares per monthly amortization payment, an aggregate cap of 40,000,000 shares issuable under the note, and a 4.99% beneficial ownership limitation. If paid in cash, the payment is made at 102% of the applicable amortization principal amount of 100% if funded through proceeds of the equity line of credit.

The Company is also required to pay a monthly exit fee on outstanding principal, which is 0% for the first 180 days following issuance, 1% from day 181 through day 365, and 1.33% thereafter. An undrawn commitment fee of 1% of the undrawn committed principal amount is payable on or about the funding of the first advance. Proceeds of each advance are to be used for general corporate purposes. The Yorkville Note is unsecured, ranks pari passu with any other notes the Company may issue to YA II PN and senior to the Company's other unsecured indebtedness. The note contains customary affirmative and negative covenants, including restrictions on additional indebtedness (subject to certain exceptions when outstanding principal is less than 50% of the committed principal amount) and liens, as well as customary representations and warranties and events of default.
In connection with the Yorkville Note, the Company agreed to negotiate in good faith and execute documentation to establish a committed equity line of credit facility with Yorkville. The Company also agreed to use commercially reasonable efforts to prepare and file a registration statement to register the resale of the shares of common stock issuable under the Yorkville Note and the equity line of credit.
Beal Equipment Financing
In March 2026, Fermi Turbine Warehouse II LLC, a Texas limited liability company and indirect wholly owned subsidiary of the Company (“FTW II”), entered into an Equipment Supply Loan Financing Agreement (the “Beal Credit Agreement”) with CSG Investments, an affiliate of Beal Bank USA, with CLMG Corp., as administrative agent and collateral agent for the lenders (the "Beal Agent"), and the lenders party thereto (the "Beal Lenders"), to fund the acquisition of six Siemens Energy SGT-800 industrial gas turbines and related equipment for Project Matador (the "Beal Equipment Financing").
The Beal Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $165.0 million (the “Total Loan Commitment”). Borrowings may be made from the closing date through the maturity date, subject to a maximum of 45 borrowings during the loan availability period. Of the Total Loan Commitment, up to $22.9 million is reserved to fund interest and commitment fee payments. Each loan under the Beal Credit Agreement bears interest at a rate of 12.00% per annum, payable quarterly in arrears. Upon the occurrence and during the continuance of an event of default, interest accrues at a default rate of 14.00% per annum.
Proceeds of the loans may be used to pay equipment acquisition costs, including progress payments to Siemens Energy, Inc. under an equipment supply agreement originally entered into in October 2025 and subsequently assigned to FTW II, and to pay financing costs, including interest and fees.
The loans mature on the date that is 33 months after the closing date. On the maturity date (or upon earlier payment in full), FTW II is required to pay an exit fee equal to $37.0 million less the cumulative amount of interest and commitment fees paid to the lenders through such date.
The Beal Credit Agreement also provides for an unused commitment fee of 1% per annum on the daily unused and uncancelled portion of the commitments, payable quarterly in arrears.
The obligations under the Beal Equipment Financing are secured by a first-priority security interest in the financed equipment and related collateral, and the Company has provided a guaranty of FTW II's obligations pursuant to a Sponsor Equity Contribution and Guaranty Agreement. The Beal Credit Agreement contains customary affirmative and negative covenants and events of default, including restrictions on additional indebtedness, liens, dispositions of equipment (subject to a permitted disposition of three turbines under certain conditions), and change of control. Mandatory prepayment is required upon, among other things, an event of loss, a disposition of equipment or equity interests, a change of control, or receipt of non-permitted debt proceeds.
Macquarie Equipment Financing
On August 29, 2025, Fermi Equipment HoldCo, LLC and Firebird Equipment HoldCo, LLC (the “Borrowers”) entered into the Macquarie Term Loan with Macquarie for a $100.0 million senior secured bridge loan to finance the Company’s obligations under the Siemens Contract and which is guaranteed by the Company. Immediately following the closing of the Macquarie Term Loan, the Company borrowed $100.0 million under that facility. In February 2026, a portion of the proceeds from the issuance of the MUFG Equipment Financing was used to repay the Macquarie Term Loan in full.
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
In connection with the IPO and Corporate Conversion, the Preferred Units converted into 7,586,546 shares of common stock, based on a conversion ratio equal to the quotient of (i) $1,000 plus any accrued and unpaid dividends per Preferred Unit, divided by (ii) the applicable conversion price, which was equal to 68.4% of the IPO price per share.
Convertible Debt Financing
We have issued $246.6 million through convertible debt financing as follows:
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
Series B Convertible Note
The Company issued the Series B Convertible Note for an aggregate principal amount of $145.0 million in connection with the closing of the Firebird Acquisition. The Series B Convertible Note bore 11% interest per annum, which interest was payable in-kind on a quarterly basis, and was to mature on January 31, 2026. At any time at MAD’s election, the Series B Convertible Note was convertible into Class A Units at a conversion price equal to $3.0 billion divided by the Company’s fully-diluted capitalization immediately prior to the applicable conversion event, assuming exercise or conversion of all convertible securities of the Company, but excluding any Class A Units issuable upon conversion of the Series B Convertible Note or any of the other Series B Convertible Secured Promissory Notes. In connection with the Preferred Units Financing, the holder of the Series B Convertible Note elected to convert its Series B Convertible Note into 9,592,340 Class A Units of the Company, with such unit figures presented prior to giving effect to the Corporate Conversion.
Dividends and Distributions
U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular U.S. federal corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. As a rapidly growing business with significant anticipated capital investments, including substantial investments in assets on which we will incur large amounts of non-cash depreciation expense that will reduce our net income, we do not expect to generate material amounts of REIT taxable income in the near term. While it is possible that we may elect to pay dividends to our shareholders out of operating cash flow before we begin earning material amounts of REIT taxable income, we do not have any current intention to do so. As we begin to earn REIT taxable income, we will begin to pay dividends in order to satisfy the requirements for us to qualify as a REIT and generally not be subject to U.S. federal income and excise tax. Our policy will be to pay dividends to our shareholders equal to all or substantially all of our REIT taxable income out of assets legally available therefor.
As a result of the REIT distribution requirement, we will be unable to rely on retained earnings to fund our ongoing operations to the same extent that other companies which are not REITs can. We may need to continue to raise capital in the debt and equity markets to fund our working capital needs.

Sources of Liquidity
We expect our liquidity to be supported by a diversified capital strategy designed to fund phased infrastructure development and long-term operations. In addition to the net proceeds from our IPO and the financings we have completed to date as described above, our approach is expected to include additional non-recourse equipment financings, structured project-level non-recourse debt, monetization of federal energy tax credits, strategic equity investments, government grants, and property tax abatement. In addition, we anticipate receiving tenant prepayments from tenants with whom we enter into lease agreements. We believe our sources of liquidity will support the procurement and timely-delivery of key power generation assets and powered shell space. These assets, when combined with the intrinsic value of the Project Matador Site, we believe should allow us to finance future SPE developments with capital provided by customer prepayments and the SPE’s creditors without requiring cash contributions from the Company.
Our principal sources of liquidity are expected to include:
•Net Proceeds from our IPO: We intend to use a portion of the net proceeds from the IPO to fund early-stage infrastructure investments, including site mobilization, nuclear licensing, turbine procurement, and the initial wave of powered shell construction. These investments support foundational project elements required to unlock additional strategic capital and advance our Project Matador milestones.
•Tenant Prepayments: We expect a significant portion of our contracted revenue base to come from investment-grade tenants, many of whom are anticipated to provide upfront capital contributions or structured prepayments to support dedicated infrastructure buildout. These prepayments enhance early-stage liquidity and reduce reliance on dilutive equity or bridge financing. For non-investment grade tenants, we intend to require larger upfront prepayments, third-party credit enhancements, or insurance wrappers to mitigate counterparty risk and preserve underwriting standards. This structured approach to tenant capital participation is designed to strengthen our balance sheet, support project-level debt financing, and align tenant incentives with long-term infrastructure utilization. As of the date of this Annual Report, we have not entered into agreements with any tenants.
•Non-Recourse and Limited Recourse Equipment Financing: We intend to utilize equipment-backed, non-recourse financing facilities to fund the acquisition and deployment of critical long-lead equipment, such as gas turbines and high-voltage electrical infrastructure, prior to final project financing. These financings are generally secured by the financed equipment and related collateral and are structured at subsidiary-level entities aligned with specific equipment portfolios. See “—Recent Developments” above for a discussion of recent equipment financings.
•Vendor Financing: We intend to negotiate extended payment terms and structured vendor financing arrangements with key equipment manufacturers and engineering, procurement, and construction (EPC) contractors. These arrangements may include deferred payment schedules, milestone-based installment structures, or vendor-provided credit facilities tied to equipment delivery and commissioning timelines. Vendor financing reduces upfront capital requirements, preserves liquidity during the construction phase, and aligns payment obligations with project progress and value creation. Where available, we may also pursue vendor take-back financing or equipment lease-to-own structures to further optimize working capital deployment across concurrent development workstreams.

•Project-Level Debt Financing: We intend to primarily utilize milestone-driven, non-recourse debt raised through project-specific SPEs, each aligned with discrete infrastructure components such as nuclear, natural gas, solar, and battery assets. These financings will be secured by revenue-generating infrastructure, including tenant lease payments, energy generation assets, or renewable infrastructure.
•Finance Lease Financing: We intend to utilize finance lease structures to finance certain infrastructure assets, including power generation equipment, cooling systems, and powered shell mechanical and electrical components. Under these arrangements, we expect to secure long-term lease agreements with purchase options at or below fair market value, enabling us to deploy critical assets while managing upfront capital expenditures. Finance lease financing allows us to match asset utilization with payment obligations, preserve borrowing capacity under corporate credit facilities, and maintain operational flexibility across phased campus buildout. These leases are expected to be structured at the project or subsidiary level.

•Federal Tax Credits: To the extent that tax incentives, such as those under Sections 45J (nuclear production), 45Q (carbon capture), 45V (clean hydrogen production credit), and 48C (advanced manufacturing) of the Code, are available to us, we expect to apply for and monetize such tax incentives.
•Strategic Equity Capital: We may raise equity capital from infrastructure investors, energy sponsors, or anchor tenants seeking co-investment opportunities in our vertically integrated campus model. In addition, we may opportunistically access the capital markets through follow-on equity offerings, private placements, convertible debt instruments, or bond issuances. All capital raising activities will be evaluated based on market conditions, expected accretion, and alignment with our long-term capital structure and development strategy.
•Government Grants and Public Incentives: We have submitted or plan to submit applications to federal and state infrastructure programs, including the DOE Office of Energy Dominance Financing, the Advanced Reactor Demonstration Program, and the Texas HB14 Advanced Nuclear Completion Fund. We are currently in the pre-approval process with the DOE Office of Energy Dominance Financing. If approved, the DOE loan would provide long-term, low-cost capital to finance key components of our advanced energy infrastructure, significantly reduce our weighted average cost of capital, de-risk private participation, and enable milestone-based funding aligned with regulatory and construction schedules. The DOE loan is expected to support broader investor confidence, catalyze private equity co-investment, and serve as a critical enabler of long-term project viability.
•Property Tax Abatement: In October 2025, Carson County approved a 10-year property tax abatement and established a reinvestment zone for the Project Matador campus. This agreement provides a framework that encourages local investment, supports regional economic growth, and creates long-term, sustainable jobs while generating new tax revenues for the community. The approved abatement will significantly reduce early-year site tax liabilities, improving free cash flow during the initial construction phase.
•Monetization of Lease Agreements: We plan to monetize long-term lease agreements with hyperscale and industrial tenants through structured financing arrangements, including upfront payments, securitizations, or synthetic sale structures. These agreements—anchored by take-or-pay provisions and long-duration contract terms—are expected to generate predictable, investment-grade cash flows suitable for conversion into near-term liquidity. By monetizing long-term lease agreements, we can unlock non-dilutive capital to fund infrastructure buildout while maintaining operational control of our energy assets. This strategy complements our broader project finance approach and supports capital recycling across phases of campus development.
Although we plan to fund near-term development activities through a combination of proceeds from our IPO, expected tenant prepayments upon execution of one or more lease agreements, non-recourse equipment financings and expected project-level non-recourse debt, and strategic equity capital, there can be no assurance that such capital will be available in the amounts required, on the timeline needed, or on favorable terms. Access to financing may be constrained by changes in macroeconomic conditions, increases in interest rates, tenant-specific credit risks, regulatory shifts, or other market factors beyond our control. In addition, if we encounter adverse findings during environmental diligence, engineering assessments, or other aspects of site development that render all or part of the Project Matador campus unsuitable—or impair the use of our real estate assets as collateral for secured financing—then our ability to raise additional debt or equity capital could be significantly limited.
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

Planned Use of Capital
We anticipate deploying our capital resources to support the following development activities:
•Civil site preparation, pad grading, utility trenching, and fiber backhaul installation;
•Procurement and installation of mobile and permanent gas-fired and nuclear power infrastructure;
•Address historic environmental conditions;
•NRC licensing and environmental permitting activities;
•Construction of modular powered shell facilities and supporting infrastructure; and
•Capitalization of early-phase SPEs to enable project-level debt financing.
The Company’s long-range capital plan is shaped by a phased infrastructure delivery model, including a roadmap to deploy four Westinghouse Reactors, and a multi-phase gas generation strategy. Our current plan envisions the commissioning of one Westinghouse Reactor unit in each of 2032, 2034, 2035 and 2036. Each unit is expected to be financed through a combination of tenant prepayments, non-recourse equipment financings and project-level non-recourse debt, DOE loan guarantees, state-level incentive programs, and strategic equity.
For our gas-fired assets, we expect to deploy modular TM-2500, GE 6B, Siemens SGT-800, Siemens SGT6-5000F, and similarly reliable and efficient industrial frame-class gas turbines operating in combined cycle mode, as well as aeroderivative turbines used for peaking and reserve capacity. Capital outlays are staged to support our construction timelines, with anticipated fuel consumption for the initial 1 GW of load averaging around 175,000 MMBtu per day, after accounting for approximately 200 MW of SPS grid power. We are actively engaged in procurement and EPC partner selection processes to secure long-lead assets and ensure cost containment.
The capital expenditures we expect to incur as we complete the development of Project Matador will be significant. We currently estimate that the incremental capital expenditures we will incur to complete the development of Phase 0 and Phase 1 of Project Matador could exceed $3 billion in the aggregate, of which approximately $2 billion is expected to be incurred in the next twelve months across these two phases, subject to the execution of a definitive lease agreement and alignment with tenant deployment timelines and power delivery requirements. These near-term expenditures are expected to be funded through a combination of net proceeds from our IPO, tenant prepayments, project-level debt financing, and strategic equity capital. The required capital expenditures for the remaining phases are difficult to estimate with precision and will depend on final tenant composition, generation mix, supply chain dynamics, and site optimization decisions; however, we currently expect total capital needs across all phases could range from approximately $70 billion to $90 billion, which is dependent on several factors including (i) EPC costs currently being negotiated, (ii) precise configuration of power equipment, which is largely complete for Phase I, but in process for future phases, (iii) whether the nuclear and solar aspects of the project qualify for tax credits, which is dependent on ongoing policy decisions, and (iv) general uncertainties associated with detailed long-term forecasting large-scale projects of this nature.
Liquidity Outlook
We believe the proceeds from our IPO, our pre-IPO convertible note and preferred unit issuances, our existing equipment financings, anticipated future tenant prepayments upon execution of one or more lease agreements, and potential project-level debt and strategic equity capital, will provide sufficient liquidity to execute Phase 1 of Project Matador.
Future phases of development will require additional capital. We expect to access capital markets periodically, and in the event of delays in lease execution, permitting, or financing, we may adjust the deployment timeline or pursue interim bridge financing. We continuously monitor our capital structure, access to credit markets, project execution risk, and market conditions, and will adjust our funding strategy as necessary to support long-term development goals while maintaining financial flexibility and scalability.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

(in thousands)	For the period from January 10, 2025 (Inception) through December 31, 2025
Net cash used in operating activities	$(34,151)
Net cash used in investing activities	(570,260)
Net cash provided by financing activities	$1,012,940
Cash Flows Used in Operating Activities
For the period from January 10, 2025 (Inception) through December 31, 2025, net cash used in operating activities was $34.2 million. This reflects a net loss of $486.4 million, which is offset by certain non-cash charges including (i) $173.8 million related to the charitable contribution of Class B Units to Dechomai Asset Trust, an unrelated, third party, 501(c)(3) public nonprofit organization, (ii) $132.7 million of share-based compensation expense, (iii) a total of $111.6 million of fair value adjustments consisting of $61.0 million of fair value losses on our Series B Convertible Notes accounted for under the fair value option, $46.4 million of fair value losses on embedded derivative liabilities related to the Preferred Units Financing, and $4.2 million of fair value losses on embedded derivative liabilities associated with the Macquarie Term Loan, (iv) $23.7 million of inducement expense related to the Preferred Units Financing, (v) $3.3 million of realized foreign exchange losses, and (vi) $0.7 million of other non-cash activities.
Working capital changes also impacted cash flows from operations. Accounts payable and accrued liabilities increased $15.0 million, reflecting growth in vendor activity related to pre-development efforts. This increase was partially offset by an $8.5 million use of cash related to prepaid expenses and other assets, primarily driven by deposits and prepaid amounts associated with ongoing project development.
Cash Flows Used in Investing Activities
For the period from January 10, 2025 (Inception) through December 31, 2025, net cash used in investing activities totaled $570.3 million. The primary driver was $569.3 million of investments in property, plant and equipment for early-stage development of Project Matador, including equipment procurement and construction in progress. An additional $1.0 million was associated with other investing activities. These investments reflect our continued execution of the development roadmap for Phase 0 and Phase 1 of the Project Matador campus.
Cash Flows Provided by Financing Activities
For the period from January 10, 2025 (Inception) through December 31, 2025, net cash provided by financing activities was $1.0 billion. The primary sources of cash were $745.6 million from the issuance of shares in our initial public offering, net of underwriting discounts and commissions, $107.6 million from the issuance of Preferred Units, $100.0 million from the issuance of the Macquarie Term Loan, $75.5 million from the issuance of Series A Convertible Notes, and $26.1 million from the issuance of Seed Convertible Notes.
These inflows were partially offset by $21.2 million of offering costs, $20.0 million of payments on a promissory note, and $1.0 million of debt issuance costs. The proceeds were used to support early operating activities, satisfy financing-related obligations, and fund equipment procurement and other development milestones for Project Matador.
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
Property, Plant, and Equipment, net
Construction in Progress
Construction in progress represents the accumulation of development and construction costs related to the Company’s capital projects. These costs are reclassified to property, plant, and equipment, net when the associated project is placed in service. The Company begins capitalizing project costs once acquisition or construction of the relevant asset is considered probable. Interest costs incurred associated with the construction are capitalized as part of construction in progress until the underlying asset is ready for its intended use. Once the asset is placed in service, the capitalized interest is amortized as a component of depreciation expense over the life of the underlying asset. Interest is capitalized on qualifying assets using a weighted average effective interest rate applicable to borrowings outstanding during the period to which it is applied and limited to interest expense actually incurred.
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
The Company has granted restricted equity units (“REUs”) and restricted stock units (“RSUs”) that vest upon the satisfaction of either a service-based condition only or a combination of service-based, performance-based, and market-based conditions. The grant-date fair value of REUs and RSUs are generally determined based on the fair value of the Company’s units on the grant date. For awards that include a market-based condition, the grant-date fair value is estimated using a Monte-Carlo simulation model that incorporates assumptions such as expected term, expected volatility, and risk-free interest rates. Following the completion of the IPO, the fair value of each share underlying new awards is based on the closing price of the Company’s common stock on the Nasdaq Stock Market on the grant date.
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
The determination of grant-date fair value and the timing of expense recognition for awards containing market or performance conditions require significant judgment, including assumptions regarding the likelihood of achieving specific performance targets, the expected volatility of the Company’s common units or shares, and the expected term of the awards. These judgments could materially affect the amount and timing of share-based compensation expense recognized in future periods.
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
To determine the fair value of the units, our board considered a number of objective and subjective factors and relied on third-party valuations of the Company’s equity prepared in accordance with the guidance provided by the American Institute of Certified Public Accountants’ 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Practice Aid”). Key considerations in determining fair value included, but were not limited to:
•the prices, rights, preferences, and privileges of the Company’s outstanding debt and equity instruments;
•our business condition, results of operations, and related industry dynamics;

•probabilities of success and resulting business enterprise valuation;
•the likelihood, timing, and nature of a potential liquidity event;
•the lack of marketability of our equity;
•the Company’s cost of borrowing;
•the market performance of comparable publicly traded companies; and
•prevailing U.S. and global economic, capital market, and regulatory conditions.
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
Recent Accounting Pronouncements
See Note 2, Significant Accounting Policies to our consolidated financial statements for more information about recent accounting pronouncements and the anticipated effects on our consolidated financial statements.
Commitments and Contractual Obligations
Commitments
As of December 31, 2025, we had purchase commitments of approximately $155.6 million related to the Siemens Contract. Under the Siemens Contract, we are obligated to make the remaining contractual payments and related shipping costs pursuant to contract milestones. See Note 10, Commitments and Contingencies, for the payments through 2028 for the purchase obligations related to these long lead time equipment purchases. See Note 5, Acquisitions to our consolidated financial statements for a description of the Firebird Acquisition and the related Siemens Contract.
As of December 31, 2025, the Company had various fixed and variable lease payment obligations associated with the TTU Lease, and in October of 2025, the Company entered into a lease agreement with MPS through which the Company will be subject to fixed lease payments once the lease commences. See Note 8, Leases to our consolidated financial statements for additional information.

Off-Balance Sheet Arrangements
As of December 31, 2025, we did not have any off-balance sheet arrangements.
Surety Bonds
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $31.8 million as of December 31, 2025.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the exposure to loss resulting from changes in market factors such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The primary market risk that we are exposed to is interest rate risk. As of December 31, 2025, we had cash and cash equivalents of $408.5 million, consisting of investments in cash and cash equivalents. Due to the short-term duration of our investment portfolio, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fermi Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Fermi Inc. (the Company) as of December 31, 2025, the related consolidated statements of operations, shareholders'/members’ equity and cash flows for the period from January 10, 2025 (Inception) through December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025, and the results of its operations and its cash flows for the period from January 10, 2025 (Inception) through December 31, 2025, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2025.
Fort Worth, Texas
March 30, 2026

Fermi Inc.
Consolidated Balance Sheet
(in thousands, except par value amounts and share numbers)

As of December 31, 2025
Assets
Property, plant, and equipment, net	$935,295
Cash and cash equivalents	408,529
Prepaid expenses and other assets	47,753
Operating lease right-of-use assets	21,737
Total assets	$1,413,314
Liabilities and stockholders’ equity
Debt, net	$109,799
Accounts payable and accrued liabilities	176,572
Operating lease liabilities	21,320
Other liabilities	9,751
Total liabilities	317,442
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.001 par value; 2,400,000,000 shares authorized, 629,839,790 shares issued and outstanding as of December 31, 2025	628
Preferred stock, $0.001 par value; 10,000,000 shares authorized, and no shares issued or outstanding as of December 31, 2025	—
Additional paid-in capital	1,228,443
Accumulated deficit	(133,199)
Total stockholders’ equity	1,095,872
Total liabilities and stockholders’ equity	$1,413,314
The accompanying notes are an integral part of these consolidated financial statements.

Fermi Inc.
Consolidated Statement of Operations
(in thousands, except share and per share numbers)

For the period from January 10, 2025 (Inception) through December 31, 2025
Expenses:
General and administrative	$177,779
Total expenses	177,779
Loss from operations	(177,779)
Other income (expense):
Interest income (expense), net	3,732
Other income (expense), net	(312,332)
Total other income (expense)	(308,600)
Net loss	$(486,379)
Net loss per share – basic and diluted	$(1.13)
Weighted average shares outstanding – basic and diluted	467,963,408
The accompanying notes are an integral part of these consolidated financial statements.

Fermi Inc.
Consolidated Statement of Stockholders’/Members’ Equity
(in thousands, except unit and share numbers)

	Members’ Equity - Class A		Members’ Equity - Class B		Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’/ Members’
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 10, 2025 (Inception)	-	$-	-	$-	-	$-	-	$-	$-	$-	$-
Capital contributions, net of deferred offering costs (Note 3)	359,261,550	847	58,764,263	130	-	-	-	-	-	-	977
Share-based compensation expense - related party (Note 9)	-	3,616	-	-	-	-	-	-	-	-	3,616
Share-based compensation expense (Note 9)	4,500,000	23,304	-	1,509	1,500,000	-	-	-	171,416	-	196,229
Share-based charitable contribution expense, including repurchase of unvested Class B Units and subsequent reissuance upon donation (Note 9)	-	-	7,875,000	173,777	-	-	-	-	-	-	173,777
Vesting of Class B Units (Note 9)	-	-	19,202,719	43	14,796,474	15	-	-	18	-	76
Series Seed, A and B Conversion (Note 3)	117,787,762	282,176	-	-	-	-	-	-	-	-	282,176
Induced conversion of Series A and Series B Convertible Notes (Note 3)	-	23,674	-	-	-	-	-	-	-	-	23,674
Issuance of the Preferred Units and effect of the conversion of Preferred Units (Note 3)	-	37,869	-	-	7,586,546	8	-	-	108,700	-	146,577
Effect of the Corporate Conversion	(481,549,312)	(44,519)	(85,841,982)	(149,246)	567,391,294	567	-	-	193,198	-	-
Issuance of common stock sold in initial public offering, net of offering costs	-	-	-	-	37,375,000	37	-	-	731,434	-	731,471
Issuance of common stock in connection with finance lease (Note 8)	-	-	-	-	1,190,476	1	-	-	23,677	-	23,678
Net loss	-	(326,967)	-	(26,213)	-	-	-	-	-	(133,199)	(486,379)
Balance, December 31, 2025	—	$—	—	$—	629,839,790	$628	—	$—	$1,228,443	$(133,199)	$1,095,872
The accompanying notes are an integral part of these consolidated financial statements.

Fermi Inc.
Consolidated Statement of Cash Flows
(in thousands)

For the period from January 10, 2025 (Inception) through December 31, 2025
Cash flows used in operating activities:
Net loss	$(486,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense, related party	3,616
Share-based compensation expense	129,129
Share-based charitable contribution expense	173,784
Change in fair value as a result of fair value remeasurements	111,590
Series A and Series B Convertible Notes inducement expense	23,674
Foreign exchange (gain) loss, net	3,273
Other non-cash activities	653
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	14,995
Prepaid expenses and other assets	(8,486)
Net cash used in operating activities	$(34,151)
Cash flows used in investing activities:
Investments in property, plant, and equipment	(569,304)
Other investing activities	(956)
Net cash used in investing activities	$(570,260)
Cash flows from financing activities:
Proceeds from issuance of Series A Convertible Notes	75,500
Proceeds from issuance of Seed Convertible Notes	26,124
Proceeds from issuance of Preferred Units	107,552
Proceeds from issuance of Macquarie Term Loan	100,000
Payment of Promissory Note	(20,000)
Payment of debt issuance costs	(1,012)
Payment of offering costs	(21,209)
Proceeds from share issuance upon initial public offering, net of underwriting discounts and commissions	745,631
Other financing activities	354
Net cash provided by financing activities	$1,012,940
Change in cash and cash equivalents	408,529
Cash and cash equivalents, at beginning of period	—
Cash and cash equivalents, at end of period	$408,529

The accompanying notes are an integral part of these consolidated financial statements.

Fermi Inc.
Notes to Consolidated Financial Statements
(in thousands, except unit, per unit, share, and per share numbers)

1. Organization and Description of Business
Organization
Fermi Inc. was originally formed as Fermi LLC on January 10, 2025 (“Inception”) as a Texas limited liability company. On September 30, 2025, immediately following the effectiveness of our registration statement on Form S-11, the Company effected a statutory conversion from a Texas limited liability company to a Texas corporation pursuant to and in accordance with a plan of conversion (the “Corporate Conversion”). The purpose of the Corporate Conversion was to reorganize the Company’s corporate structure so that the entity offering its securities to the public in the IPO would be a corporation rather than a limited liability company. References in this Annual Report on Form 10-K to “Fermi”, “we”, “us”, “our” and “the Company” (i) for periods prior to the Corporate Conversion, refer to Fermi LLC, and, where appropriate, its consolidated subsidiaries and (ii) for periods after the Corporate Conversion, refer to Fermi Inc., and, where appropriate, its consolidated subsidiaries.
In conjunction with the Corporate Conversion, all of Fermi LLC’s membership interests, including outstanding preferred units, were converted into an aggregate of 591,274,308 shares of our issued common stock, of which 574,977,840 shares were outstanding as of the date of the Corporate Conversion. Prior to the Corporate Conversion, the Company’s outstanding convertible notes had converted into Class A units of Fermi LLC (the “Convertible Notes Conversion”) in connection with the issuance of preferred units (“Preferred Units”) in a private placement to a consortium of investors (the “Preferred Units Financing”). See Note 3, Stockholders’ Equity, for further information regarding the Preferred Units Financing.
As a result of the Corporate Conversion, Fermi Inc. succeeded to all of the property, assets, debts, and obligations of Fermi LLC. Fermi Inc. is governed by a certificate of formation filed with the Texas Secretary of State and bylaws adopted by its board of directors (the “Bylaws”). The consolidated financial statements and accompanying footnotes give effect to the Corporate Conversion, which occurred on September 30, 2025.
The Company’s mission is to power the intelligence of tomorrow. The Company is in the development process of its first campus, Project Matador, as an approximately 11-gigawatt on-demand energy generation and powered shell AI infrastructure campus located in Carson County, Texas. With additional acreage acquired or under contract, Project Matador is expandable to approximately 17 gigawatts of total generation capacity, subject to the closing of additional land acquisitions and receipt of incremental permits. Project Matador is planned to provide hyperscale customers with approximately 15 million square feet of AI infrastructure space powered by a combination of on-site solar, gas, and nuclear power infrastructure. Preliminary site development commenced in 2025, and vertical construction is expected to commence upon execution of a definitive lease agreement with a prospective tenant. Commercial operations for the first powered shell campus are targeted by the first half of 2027. Disclosures of the energy generation and square footage of facilities are unaudited and outside the scope of our independent registered public accounting firm’s audit of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).
We anticipate generating substantially all of our revenue from lease rental income from hyperscaler tenants. As of December 31, 2025, we have not yet commenced revenue generating activities. All activity through December 31, 2025, is related to our formation and initial engagement with various commercial parties to facilitate infrastructure procurement, leasing, preliminary site development, and marketing activities for Project Matador. We do not expect to generate operating revenues until powered shell facilities are delivered to tenants. We generate non-operating income in the form of interest income on cash. Our fiscal year ends on December 31.
Unit Split and Stock Split
On July 2, 2025, we amended Fermi LLC’s limited liability company agreement (the “Fermi LLC Agreement”) to reflect a 150-to-1 forward unit split (the “Unit Split”) of our issued Class A Units and Class B Units (as defined below). As a result of the Unit Split, each record holder of Class A and Class B Units as of July 2, 2025, received 149 additional Units of Class A Units or Class B Units, as applicable, distributed on July 2, 2025.
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
Initial Public Offering

On October 2, 2025, in connection with its initial public offering (“IPO”), in which the Company issued and sold 32,500,000 shares of its common stock at a public offering price of $21.00 per share, the Company received net proceeds of $648,375 after deducting the underwriting discounts and commissions, and before deducting deferred offering costs of $14,160. On October 2, 2025, concurrently with the closing of the IPO, the underwriters exercised their over-allotment option and purchased from the Company an additional 4,875,000 shares of common stock at the IPO price, which resulted in net proceeds to the Company of $97,256 after deducting the underwriting discounts and commissions.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under Accounting Standards Updates (“ASUs”). The reporting currency of the Company is the U.S. Dollar. Dollar amounts in the financial statements are presented in thousands, except as otherwise stated. Share, per share, unit and per unit data are presented as whole numbers. The consolidated financial statements include the accounts of Fermi Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
These consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In management’s opinion, the consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to fairly state the Company’s financial position and results of operations. Results for the period presented are not necessarily indicative of the results that may be expected for any subsequent period.
The Company determines at the inception of each arrangement whether an entity in which the Company has made an investment or in which the Company has other variable interests is considered a variable interest entity (“VIE”). Investments that are considered VIEs are evaluated to determine whether the Company is the primary beneficiary of the VIE, in which case it would be required to consolidate the entity. The Company evaluates whether it has (1) the power to direct the activities that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. If the Company is not the primary beneficiary of the VIE, the investment or other variable interest is accounted for in accordance with applicable U.S. GAAP.
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
Project Matador will require substantial capital investment to achieve commercial operation. As of December 31, 2025, the Company had not generated any revenues. To finance the construction and development of Project Matador, we have successfully raised capital and intend to raise additional capital through a combination of equity financings, various debt issuances, monetization of federal energy credits, strategic equity investments, government grants and tenant prepayments. In February 2026, we completed two equipment financings to support the buildout of Project Matador, including an initial draw on a $220,000 facility to accelerate procurement of long-lead high-voltage equipment and a $500,000 non-recourse turbine warehouse facility to fund the acquisition of additional turbine equipment. See Note 11, Subsequent Events, for more information. Additional financings are not certain to occur. If we are unable to raise capital in the amounts, timing, or terms we expect, we may be forced to delay capital expenditures, amend or terminate our purchase commitments or surrender assets pledged as collateral under our financing agreements in order to preserve liquidity, which could materially extend our development timeline and delay one or more phases of Project Matador, preventing us from achieving planned operational and financial milestones within the anticipated timeframe.
Based on our current operating plan and our available cash on hand of $408,529 as of December 31, 2025, we believe our resources are sufficient to satisfy our financial obligations for at least twelve months following the issuance of these consolidated financial statements.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet. Actual results could differ from those estimates. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2025.
Cash and Cash Equivalents

We consider short-term, highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash consists of funds held in our checking and saving accounts. Cash is maintained with financial institutions located in the United States that management believes to be creditworthy. While we monitor the credit quality of our banking relationship, our cash balances may, at times, exceed the federally insured limits.

Restricted Cash

Restricted cash represents amounts deposited in a bank account that are required to remain restricted in accordance with the terms of the related financing agreements. On August 29, 2025, the Company received $99,300 of restricted cash related to the Macquarie Term Loan (as defined in Note 7, Debt, net) for payments under the Siemens Contract (as defined in Note 5, Acquisitions) and for loan transaction fees and expenses. During the period from January 10, 2025 (Inception) through December 31, 2025, the Company used the entirety of the restricted cash for its intended purposes, with no restricted cash balance remaining as of December 31, 2025. When the Company has a restricted cash balance at the beginning or end of a reporting period, restricted cash amounts are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the consolidated statement of cash flows.

Income Taxes
The consolidated financial statements have been prepared using the tax classification of the Company as a corporation for U.S. federal income tax purposes for the periods presented.
On July 1, 2025, Fermi LLC filed an election to be classified as a corporation for U.S. federal income tax purposes effective as of its date of formation, January 10, 2025, via late classification relief sought under Revenue Procedure 2009-41. The election was approved by the IRS. Fermi LLC adopted a fiscal year end of July 31, 2025 for its initial taxable, non-REIT year. Accordingly, the Company will file its U.S. federal income tax return for the short taxable period from January 10, 2025 (Inception) through July 31, 2025 as a corporation for U.S. federal income tax purposes.

The Company has generated taxable losses since inception and has recorded a full valuation allowance against its deferred tax assets. As a result, the Company does not expect to incur U.S. federal income tax for the period from January 10, 2025 (Inception) through July 31, 2025.

Fermi intends to elect to be taxed as a REIT for U.S. federal income tax purposes beginning August 1, 2025, with the filing of its initial Form 1120-REIT, U.S. Income Tax Return for Real Estate Investment Trusts for its taxable year ended December 31, 2025. As long as Fermi qualifies as a REIT, it generally will not be subject to U.S. federal income tax at the REIT level on taxable income that is currently distributed to stockholders. Fermi intends to distribute substantially all of its REIT taxable income and therefore does not expect to incur U.S. federal income tax at the REIT level. Fermi may, however, be subject to U.S. federal income tax and excise taxes in certain circumstances, including on undistributed taxable income or if it fails to satisfy REIT requirements. Accordingly, no provision for U.S. federal income taxes has been recognized in the accompanying consolidated financial statements for the periods presented.

Comprehensive Income (Loss)
For the period from January 10, 2025 (Inception) through December 31, 2025, we had no other comprehensive income (loss) items; therefore, comprehensive income (loss) equaled net income (loss). Accordingly, we have not included a separate statement of comprehensive income (loss) as part of these consolidated financial statements.
Segments
All of the Company’s activities relate to our business of building and owning powered shell facilities. As of December 31, 2025, operational and strategic decision-making responsibilities were overseen collectively by the Company’s officers, including the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and the Head of Power. This group, functioning collectively in the role of the chief operating decision maker (“CODM”), evaluates performance and allocates resources based on the overall operations and financial results of the Company as a whole. Based on the structure of our operations and the manner in which the CODMs monitor and manage the business, we have concluded that the Company operates as a single operating segment and, accordingly, a single reportable segment for accounting and financial reporting purposes.
The Company’s single reportable segment is expected to earn substantially all of its revenue from lease rental income from hyperscaler tenants. The CODMs manage the Company as a single business and use GAAP net income (loss), as presented in the consolidated statement of operations, as the primary financial measure for assessing performance and allocating resources. The CODMs regularly review the consolidated statement of operations, including the various expense and other line items, as presented in the Company’s consolidated financial statements. No significant separate revenue or expense categories are regularly evaluated by the CODMs other than those already reflected in the consolidated statement of operations. Additionally, the CODMs assess segment assets as presented within the Company’s consolidated balance sheet, as there is no distinction between segment assets and total assets. All assets will be located within the United States or vendor locations abroad. Because the Company operates as a single segment, the accounting policies applied are consistent with those described in the accompanying consolidated financial statements.
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
The Company granted restricted equity units (“REUs”) and restricted stock units (“RSUs”) that vest upon the satisfaction of either a service-based condition only or a combination of service-based, market-based and performance-based conditions. The grant-date fair value of these REUs and RSUs is the fair value of the Company’s units on the date of grant.
Following the completion of the IPO, the fair value of each share of the underlying common stock is based on the closing price of our common shares as reported on the Nasdaq Stock Market on the date of the grant.
For awards that include a market-based condition, the grant-date fair value is estimated using the Monte-Carlo simulation method which incorporates the probability that the market-based condition may not be satisfied, and includes assumptions such as expected term, expected volatility, and risk-free interest rates.
The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period for equity awards with only service-based conditions, including those with a graded vesting feature. Share-based compensation expense for equity awards with a service-based condition and a performance-based condition or a market-based condition, or both, will be recognized using the graded vesting method over the requisite service period. For equity awards with a market-based condition, the share-based compensation expense is recognized using the appropriate attribution method over the requisite service period, regardless of whether the market-based condition is met.
Share-based compensation expense for awards with performance conditions is recognized only when achievement of the performance condition is considered probable. Performance conditions may include the occurrence of a specified event or achievement of a performance target. When achievement becomes probable, compensation expense is recognized using the accelerated attribution method and includes a cumulative catch-up adjustment for the portion of the requisite service period rendered to date. Any remaining share-based compensation expense is recognized over the remaining requisite service period once the performance condition is satisfied.

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
Leases
At contract inception, the Company determines whether an arrangement contains a lease in accordance with ASC 842, Leases (“ASC 842”). Prior to lease commencement, any payments are recorded as prepaid rent and included in prepaid expenses and other assets on the Company’s consolidated balance sheet. The prepaid rent balance is reclassified to the right-of-use (“ROU”) asset at lease commencement.
ROU assets and lease liabilities are established on the consolidated balance sheet for leases with an expected term greater than one year. Lease liabilities are recognized at the present value of future lease payments, less any incentives payable to the Company. ROU assets are recognized based on the initial measurement of the lease liability, plus any initial direct costs incurred by the Company and any lease payments made to the lessor at or before lease commencement minus any lease incentives received. When the rate implicit in the lease is not determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet and the related lease expense is recognized on a straight-line basis over the expected lease term.
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
Variable lease payments and contingent obligations are recognized as incurred or when the underlying contingency is resolved.
Debt Issuance Costs
Costs incurred in connection with the issuance of debt are deferred and amortized to interest expense over the term of the related debt using the effective-interest method. Debt issuance costs associated with the Company’s convertible unsecured promissory notes (the “Seed Convertible Notes”), convertible secured promissory notes (the “Series A Convertible Notes”), Series B Convertible Secured Promissory Note (“Series B Convertible Note”), secured promissory note (“Promissory Note”), and Macquarie Term Loan are presented as a direct deduction from the carrying amount of the related debt on the consolidated balance sheet. As of December 31, 2025, the Company had deferred $432 of debt issuance costs. See Note 7, Debt, net for additional details related to outstanding debt and associated debt issuance costs.
Deferred Offering Costs
Deferred offering costs consisted of legal, accounting, consulting, and other professional fees that were directly attributable to the Company’s IPO and Preferred Units Financing. Offering costs attributable to the IPO were capitalized within prepaid expenses and other assets on the consolidated balance sheet. Upon the completion of our IPO on October 2, 2025, deferred offering costs of $14,160 were reclassified from prepaid expenses and other assets to additional paid-in capital as an offset against proceeds. Offering costs attributable to the Preferred Units Financing of $7,049 were recorded as a reduction to additional paid-in capital.

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
Property, Plant, and Equipment, net

Property, plant, and equipment, net are initially recorded at cost, which includes all expenditures directly attributable to the acquisition or construction of the asset, such as materials, labor, professional fees, permitting costs, lease costs and insurance. Expenditures for repairs and maintenance are expensed as incurred, while major renewals and improvements that extend the useful life of an asset are capitalized. Once assets are placed in service, depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives and depreciation methods are reviewed periodically to ensure they reflect the expected pattern of economic benefits. As of December 31, 2025, property, plant, and equipment, net consists exclusively of land and assets for which development or construction is in progress.
Construction in Progress
Construction in progress represents the accumulation of development and construction costs related to the Company’s capital projects. These costs are reclassified to depreciable assets within property, plant, and equipment, net when the associated project is placed in service. The Company begins capitalizing project costs once acquisition or construction of the relevant asset is considered probable. As preliminary site development commenced in the fourth quarter of 2025, lease costs incurred during that period that are directly attributable to the construction of qualifying assets were capitalized as part of construction in progress within property, plant, and equipment, net, on the consolidated balance sheet, and will be capitalized with the corresponding asset and depreciated over the remaining life of that asset once placed into service. See Note 8, Leases, for additional information. Interest costs incurred associated with the construction are capitalized as part of construction in progress within property, plant, and equipment, net on the consolidated balance sheet until the underlying asset is ready for its intended use. Once the asset is placed in service, the capitalized interest is amortized as a component of depreciation expense over the life of the underlying asset. Interest is capitalized on qualifying assets using a weighted average effective interest rate applicable to borrowings outstanding during the period to which it is applied and limited to interest expense actually incurred. As of December 31, 2025, $18,354 of interest costs have been capitalized, all of which are included within property, plant, and equipment, net on the consolidated balance sheet. We allocate a portion of payroll and payroll-related costs, including share-based compensation, to both capitalized cost of construction and to salaries or compensation expense based on the percentage of time certain employees worked in the related areas. We capitalized compensation costs of $67,608 related to development, pre-construction and construction projects for the period from January 10, 2025 (Inception) through December 31, 2025.

Impairment
We review property, plant, and equipment, net for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such indicators are present, we compare the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset, including estimated cash outflows needed to prepare the asset for its intended use. If the carrying amount exceeds the estimated future net cash inflows, an impairment loss is recognized for the amount by which the carrying amount exceeds the asset’s fair value. As of December 31, 2025, no impairment indicators existed.
As of December 31, 2025, the Company had no depreciable property, plant, and equipment, net, and thus no depreciation expense has been recognized. See Note 6, Property, Plant, and Equipment for additional details.
Cloud Computing Software Implementation Costs
The Company's cloud computing arrangements are primarily hosting arrangements that are accounted for as service contracts. The Company capitalizes certain implementation costs incurred in connection with these arrangements when the costs are directly attributable to configuring and implementing the hosted software for its intended use. Capitalized implementation costs include external consulting fees and internal payroll and payroll-related costs (including share-based compensation) directly associated with implementation activities. Capitalization begins when (i) management has authorized and committed to fund the implementation and (ii) it is probable the implementation will be completed and the hosted solution will be used as intended. Capitalization ceases when the related implementation is substantially complete and ready for its intended use, including completion of significant testing. Capitalized implementation costs are included in prepaid expenses and other assets on the consolidated balance sheet and are amortized on a straight-line basis over the fixed, non-cancelable term of the associated hosting arrangement, as well as any renewal periods that are reasonably certain that the Company will exercise.
Capitalized implementation costs totaled $3,003 as of December 31, 2025. As of December 31, 2025, the Company had capitalized implementation costs related to certain cloud computing arrangements that were not yet ready for their intended use; accordingly, amortization of these costs had not commenced.

Supplemental Cash Flow Information
The following table shows supplemental cash flow information:

Noncash investing and financing activities:	For the period from January 10, 2025 (Inception) through December 31, 2025
Conversion of Series Seed, Series A, and Series B to common stock	$282,176
Issuance of Class A Unit associated with Preferred Units issuance	37,869
Capital contribution expense related to induced conversion of Series A and Series B convertible Notes	23,674
Accrued investments in Property, plant and equipment, net	158,106
Capitalized share-based compensation expense related to Property, plant and equipment, net	66,661
Capitalized interest related to investments in Property, plant and equipment, net	18,354
Issuance of Series B Convertible Note in relation to asset acquisition	117,000
Issuance of Promissory Note in relation to asset acquisition	20,000
ROU asset obtained in exchange for a new operating lease liability	24,644
Common stock issued pursuant to prepayment of finance lease	23,679
Recognition of embedded derivative liability associated with Preferred Units Issuance	31,990
Recognition of embedded derivative liability associated with Macquarie Term Loan Issuance	5,500
Other Income (Expense), Net

Other income (expense), net consists primarily of changes in the fair value of embedded derivatives, an inducement expense incurred in connection with the Preferred Units Financing, a charitable donation expense, and foreign exchange losses resulting from foreign currency transactions. For the period from January 10, 2025 (Inception) through December 31, 2025, other income (expense), net included approximately $111,590 of fair value remeasurements on embedded derivatives, $23,674 of inducement expense, $173,784 of charitable donation expense, and $3,284 of foreign exchange losses.
Fair Value Measurement
The Company follows the guidance in ASC 820, Fair Value Measurement (“ASC 820”) for its fair value measurements. Valuation techniques used to measure fair value require us to utilize observable and unobservable inputs. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Financial instruments measured at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
•Level 1: Quoted prices in active markets for identical or assets or liabilities.
•Level 2: Valuation techniques for which the lowest level input that is significant to the fair value measurement is directly or indirectly observable.
•Level 3: Valuation techniques for which the lowest level input that is significant to the fair value measurement is unobservable.
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
The Company’s financial instruments include cash, cash equivalents, accounts payable, accrued liabilities, debt, net and embedded derivatives. Cash and cash equivalents, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. Embedded derivatives are remeasured at fair value on a recurring basis and any changes in the fair value of the embedded derivatives are recorded within other income (expense), net in the consolidated statement of operations.
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
As of December 31, 2025, the Company does not have any financial instruments outstanding that are required to be carried at fair value. For the period from January 10, 2025 (Inception) through December 31, 2025, the Company issued and derecognized or reclassified certain financial instruments and the fair value of such financial instrument was estimated using Level 3 input. The following table presents changes in the liability balances for financial instruments measured using significant unobservable inputs (Level 3) for the period from January 10, 2025 (Inception) through December 31, 2025:

	Series B Convertible Notes	Embedded Derivative in Preferred Units	Embedded Derivative in Macquarie Term Loan
	(See Note 7)	(See Note 3)	(See Note 7)
As of January 10, 2025 (Inception)	$-	$-	$-
Initial recognition	117,000	31,990	5,500
Remeasurement (gain)/loss	61,000	46,350	4,240
Derecognition/Reclassification[1]	(178,000)	(78,340)	(9,740)
As of December 31, 2025	$-	$-	$-
1The Company reclassified the embedded derivative within the Macquarie Term Loan to other liabilities on September 30, 2025, as the instrument no longer met the definition of an embedded derivative under ASC 815, Derivatives and Hedging (“ASC 815”).
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-30): Clarifying the Effective Date, which clarified the effective date of this standard. The standard requires the disclosure of additional information about specific expense categories in the notes to the consolidated financial statements. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The standard allows for adoption on a prospective or retrospective basis. We are currently assessing the impact of adopting ASU 2024-03 on our consolidated financial statements and related disclosures.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (“Subtopic 350-40”): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which amends certain aspects of the accounting for and disclosure of software costs under Subtopic 350-40. The amendments improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. ASU 2025-06 is effective for annual periods beginning after December 15, 2027 and for interim periods within those annual reporting periods, with early adoption permitted. The Company elected to early adopt this guidance for the period from January 10, 2025 (Inception) through December 31, 2025, effective as of January 10, 2025 (Inception), and chose the prospective transition approach through which the Company would apply the guidance to new software costs incurred for all projects. The adoption did not have a material impact on the consolidated financial statements.

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
The Corporate Conversion resulted in the elimination of Fermi LLC’s historical members’ equity accounts and the recognition of 567,391,294 shares of common stock at par value of $0.001 and an increase to additional paid-in capital of $193,198. The Company’s authorized capital stock consists of 2,400,000,000 shares of common stock, $0.001 par value per share, of which 629,839,790 shares are issued and outstanding and 10,000,000 shares of preferred stock, $0.001 par value per share, of which no shares are issued and outstanding. The outstanding shares of common stock presented on the consolidated balance sheet exclude 38,412,070 shares of restricted stock units issued under ASC 718 that are compensatory and subject to service-based and performance-based vesting conditions.
In connection with the Corporate Conversion, all issued Class A Units and Class B Units automatically converted, on a 3-for-1 basis, into 483,049,312 and 100,638,450 shares of common stock, respectively. Concurrently, all issued Preferred Units automatically converted into 7,586,546 shares of common stock at a conversion price of $14.36 per share, which reflects a 31.6% discount to the initial offering price of $21.00 (the “Preferred Units Conversion”). On September 23, 2025, we accelerated the vesting of certain Class B Units that were held by certain service providers. The remaining restricted shares issued upon conversion of Class B Units remained subject to the original service-based vesting provision. On December 31, 2025, we accelerated the vesting of all remaining shares of restricted common stock issued originally as Class B Units that were held by service providers.
Equity Transactions
Prior to the Corporate Conversion, we issued 359,261,550 Class A Units for cash contributions of $798. On August 2, 2025, the Company issued 4,500,000 Class A Units to an affiliate of the Company’s Co-Founder, President, and Chief Executive Officer in connection with a compensation arrangement. See Note 9, Share-Based Compensation for further discussion.
Additionally, prior to the Corporate Conversion, we issued 104,716,350 Class B Units for cash contributions of $233. This total includes 12,128,850 Class B Units that were issued during April 2025 in connection with the conversion of an equivalent number of Class A Units, which were subsequently reissued to newly admitted Class B members. In June 2025, the Company repurchased 4,077,900 unvested Class B Units from a service provider following the termination of the service relationship. The units were repurchased at the original purchase price of $0.0022 per unit. In August 2025, the Company repurchased 11,250,000 Class B Units in aggregate from two former service providers following the termination of the service relationships. The units were repurchased by the Company at the original $0.0022. In September 2025, the Company donated the repurchased 11,250,000 Class B Units to Dechomai Asset Trust, an unrelated, third party, 501(c)(3) public nonprofit organization. On September 23, 2025, the Company modified the vesting conditions to accelerate vesting of 16,551,563 Class B Units, which were unvested Class B Units granted to certain employees and service providers, including certain executive officers. See Note 9, Share-Based Compensation for further discussion.
Additionally, in connection with the IPO, we issued and sold 37,375,000 shares of common stock, inclusive of the exercised over-allotment option by the underwriters, for $745,631 in cash, after deducting the underwriting discounts and commissions. On October 22, 2025, in connection with the MPS Agreement (as defined below) the Company issued 1,190,476 shares of common stock as partial consideration for initial lease prepayments. See Note 8, Leases, for additional details. On December 31, 2025, the Company modified the vesting conditions to accelerate vesting of the remaining 13,996,125 restricted shares of common stock, which were issued from unvested Class B Units granted to certain employees and service providers, including certain executive officers. See Note 9, Share-Based Compensation for further discussion.

Preferred Units Financing – Issuance
Prior to the Corporate Conversion, we issued and sold 322,654,500 Preferred Units for $107,552 in cash. The Company incurred $7,049 of offering costs directly attributable to this issuance, which were recorded as a reduction to additional paid-in capital.
Preferred Units Financing – Founder-granted Options
To incentivize the investors to participate in the Preferred Units Financing, certain founders of the Company granted the investors on August 29, 2025, an aggregate total of 2,868,000 options to purchase Class A Units held by the founders, at a Company valuation of $5,000,000 until June 30, 2026 (the “Preferred Unit Investor Options”). The Company is not a party to these options and as such the options will not exist on the consolidated balance sheet. Consistent with Staff Accounting Bulletin (“SAB”) Topic 5T, because the options were granted by the Company’s founders to facilitate the Preferred Units Financing, the Company recognized a capital contribution from the founders of $39,292, equal to the fair value of the options, with a corresponding reduction to issuance proceeds from investors.
Separately, to induce the conversion of the Series A Convertible Notes and Series B Convertible Note, certain founders granted the noteholders an aggregate total of 1,728,000 options to purchase Class A Units held by the founders with the same terms as the Preferred Unit Investor Options. The Company is not a party to these options and as such the options will not exist on the consolidated balance sheet. Consistent with SAB Topic 5T, because the options were granted by the Company’s founders to facilitate these voluntary conversions, the Company recognized a capital contribution from the founders of $23,674, equal to the fair value of the options, with a corresponding inducement expense recorded to other income (expense), net in the consolidated statement of operations for the period from January 10, 2025 (Inception) through December 31, 2025.
Preferred Units Financing – Embedded Derivative
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
Preferred Units Financing – Conversion
Upon the Corporate Conversion on September 30, 2025, the Preferred Units automatically converted into common stock of the Company. As a result, the Company derecognized the Preferred Units and the embedded derivative as of September 30, 2025. Prior to derecognition, the Company accreted preferred dividends of $1,423 on Preferred Units and the Company also recognized a change in fair value of the bifurcated embedded derivative of $46,350, which was recorded as an expense within other income (expense), net in the consolidated statement of operations.
The excess of the fair value of common stock over the carrying values of the Preferred Units and the embedded derivative is a reduction of income available to common stock within the computation of net loss per share. See Note 4, Net Loss Per Share.
The Preferred Units were classified as mezzanine equity during the period because redemption was outside the Company’s control. The Company has not separately presented the activity between August 29, 2025 (the issuance date) and September 30, 2025 (the conversion date) related to the classification of Preferred Units as mezzanine equity within the consolidated statement of stockholders’/members’ equity. Because the Preferred Units were not outstanding at either the beginning or end of any period presented, the Company determined that such presentation would not be meaningful to the users of these consolidated financial statements.

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
Subsequent to the Corporate Conversion, the Company is governed by the board of directors (the “Board”). In connection with the IPO, we entered into a director nomination agreement (the “Director Nomination Agreement”) which resulted in TMNN Manager LLC (“TMNN”) and Caddis Holdings LLC each designating one nominee to the board. The Melissa A. Neugebauer 2020 Trust has elected not to designate a director as of the date that these financial statements were available to be issued and has certified to the Company that it does not intend to do so for the foreseeable future. Our certificate of incorporation (“Charter”) provides that the number of directors on our Board shall be determined by a majority of our board of directors. Our Charter provides that our Board is divided into three classes as nearly equal in size as practicable, designated Class I, Class II and Class III, until the annual meeting of shareholders to be held in 2029, at which time, a phase-in of a declassified Board shall begin. The term of office of the initial Class I, Class II and Class III directors expires at the first, second and third regularly-scheduled annual meetings of the shareholders following December 31, 2025, respectively. Commencing with the annual meeting of shareholders to be held in 2029, directors succeeding those whose terms are then expired shall be elected to hold office for a term expiring at the annual meeting of shareholders held in the year following the year of their election. In addition, the Company established an audit committee and a compensation committee.
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
Net Loss Per Share Computation

For the period from January 10, 2025 (Inception) through December 31, 2025
Net loss	$(486,379)
Preferred Units dividends and accretion	(43,384)
Net loss - basic and diluted	$(529,763)
Weighted average number of common shares outstanding - basic and diluted	467,963,408
Net loss per common share - basic and diluted	$(1.13)

The computation of net loss per share for the period from January 10, 2025 (Inception) through December 31, 2025 excludes 38,412,070 shares of restricted stock units, as the Company reported a net loss for the period and the effect of all potentially dilutive securities outstanding as of December 31, 2025 would have been anti-dilutive.
5. Acquisitions
Firebird Acquisition
On July 29, 2025, the Company completed the acquisition of 100% of the membership interests in Firebird Equipment Holdco from MAD Energy Limited Partnership (the “Seller”) (the “Firebird Acquisition”). The acquisition consideration consisted of the $145,000 Series B Convertible Note, the $20,000 Promissory Note, and Net Profits Interest (“NPI”) granted to the Seller. The NPI entitles the Seller to 2.5% of net operating income from the first 1,000 MW of installed dispatchable generation capacity at the Company’s campus, subject to a $100,000 cap on a net present value basis, measured as of May 9, 2025 and calculated using a 10.0% discount rate. Net operating income is defined as revenues received in connection with the generation capacity as well as the rents from the powered shell buildings served by such generation capacity, net of all operating, financing, and carrying costs relating to such generation capacity.
The Company determined that the Firebird Acquisition did not meet the definition of a business under ASC 805 and therefore accounted for the transaction as an asset acquisition. The consideration paid was measured at a total fair value of $137,000 on the acquisition date, which included the Series B Convertible Note valued at $117,000 and the Promissory Note of $20,000. The fair value of the Series B Convertible Note was estimated using an option pricing framework, incorporating assumptions for the Company’s fully operational value, probability of success, volatility, and probability and timing of potential exit events, and risk-free rate. The fair value of the Promissory Note was assumed to be par given the short term to maturity (December 1, 2025) and periodic principal repayments. The NPI is not a derivative and represents contingent consideration and will be recognized when the contingency is resolved and consideration becomes payable with a corresponding increase to the carrying value of the acquired assets. As of closing and as of December 31, 2025, no amount was recorded related to the NPI. For additional information regarding the terms of the Series B Convertible Note and the Promissory Note, refer to Note 7, Debt, net.
The net assets acquired as part of the Firebird Acquisition consists of an executed contract between Firebird Equipment Holdco and Siemens Energy AB (the “Siemens Contract”) for the supply of power equipment for a combined cycle power plant, including six gas turbine generator units, six heat recovery steam generator units, and one steam turbine generator unit and certain accounts payable for invoices payable under the Siemens Contract. In October 2025, Siemens Energy AB made the equipment ready for delivery, and the Company subsequently paid in full all remaining equipment and storage costs under the Siemens Contract. For the period from January 10, 2025 (Inception) through December 31, 2025, the Company paid $149,488 in cash under the Siemens Contract.
As of December 31, 2025, property, plant, and equipment, net included $283,566 related to the Siemens 6x1 SGT-800 Combined Cycle System, $137,000 of which related to the consideration transferred by the Company as part of the Firebird Acquisition and $146,341 related to equipment as well as storage, prolongation, and transportation costs payments associated with the delivered equipment.
6. Property, Plant, and Equipment
Property, plant, and equipment, net consisted of the following as of December 31, 2025 (in thousands):

December 31, 2025
Construction in progress	$929,371
Land	5,924
Gross property, plant, and equipment	$935,295
Less: accumulated depreciation	—
Total property, plant, and equipment, net	$935,295
As of December 31, 2025, the Company’s property, plant, and equipment, net consisted entirely of land and construction in progress. No depreciable property, plant, and equipment had been placed in service, and accordingly, no depreciation expense was recognized during the period from January 10, 2025 (Inception) through December 31, 2025.

Interest expense of $18,354 was capitalized during the period from January 10, 2025 (Inception) through December 31, 2025, all of which is included within property, plant, and equipment, net on the consolidated balance sheet as of December 31, 2025.
7. Debt, net
The table below summarizes the Company’s debt as of December 31, 2025:

As of December 31, 2025
Debt – Macquarie Term Loan	$148,986
Total debt	$148,986
Less: Unamortized debt issuance costs and discount	(39,187)
Total debt, net	$109,799
As of December 31, 2025, the annual principal maturities of outstanding debt obligations for each of the next five years is as follows:

2026	$148,986
2027	—
2028	—
2029	—
2030	—
Thereafter	—
$148,986
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

On July 29, 2025, in connection with the Company’s acquisition of Firebird Equipment Holdco, we issued the Series B Convertible Note for an aggregate principal amount of $145,000. The Series B Convertible Note bore 11.0% simple interest, was payable in-kind quarterly, and matured on January 31, 2026, unless earlier converted pursuant to its terms described herein. At any time at the holder’s election, the Series B Convertible Note was convertible into Class A Units at a conversion price equal to $3,000,000 divided by the Company’s fully diluted capitalization immediately prior to the conversion. Upon the occurrence of certain qualified events – specifically, either (i) an equity financing transaction in which the Company raised at least $150,000 through the issuance of equity securities at a pre-money valuation of at least $1,000,000, or (ii) entered into a binding agreement for hyperscaler data development – the Series B Convertible Note would automatically convert, at the holder’s election, into Class A Units or the class of equity securities issued upon the closing of such qualified event at a conversion price equal to the lowest price per unit at which such equity securities were sold. In the event of a change of control prior to the maturity date, the holder could elect to (i) receive a cash payment equal to 115.0% of the outstanding principal amount or (ii) convert the note into Class A Units at the conversion price, with any unconverted portion paid in cash equal to 15.0% of the principal amount. The holder had voting rights on an as-converted basis. The Series B Convertible Note was secured by a first-priority security interest in certain retained assets, including equipment to be purchased by the Company and ranked pari passu with all other Series B Convertible Notes. The note was subordinated to up to $150,000 of senior bank debt incurred in connection with, or following the closing of, the Siemens Contract and ranked senior to all of our unsecured debt. In connection with the Preferred Units Financing, the holder elected to convert the Series B Convertible Note into 28,777,021 Class A Units of Fermi LLC and, in connection with the Corporate Conversion, those Class A Units converted into shares of common stock (see Note 3, Stockholders’ Equity). Upon issuance, the Company elected to account for the Series B Convertible Note using the fair value option and initially recognized the Series B Convertible Note at a fair value of $117,000. Prior to their conversion on August 29, 2025, the Series B Convertible Note were remeasured at a fair value of $178,000 and the change in fair value of $61,000 was recorded in other income (expense), net within the consolidated statement of operations. The Company measured the fair value of the Series B Convertible Note using an option pricing framework using Level 3 inputs like the Company’s fully operational value, probability of success, volatility, and probability and timing of potential exit events.
On July 29, 2025, in connection with the Company’s acquisition of Firebird Equipment Holdco, we issued the Promissory Note for an aggregate principal amount of $20,000. The Promissory Note bore interest at a rate of 4.5% per annum, calculated on a simple interest basis, and matured on December 1, 2025. The Promissory Note was payable in monthly installments, with the first installment of $5,000 due and paid on July 29, 2025, and subsequent monthly installments of $2,500 each through December 2025. The Promissory Note was secured by a first-priority security interest in certain equipment and related assets, including rights under a contract for the supply of power generation equipment, and ranked senior to all unsecured debt of the Company. The Promissory Note may be prepaid at any time without penalty. Upon the occurrence of an event of default, all outstanding principal and accrued interest became immediately due and payable. As of December 31, 2025, the Company had fully repaid the Promissory Note.
On August 29, 2025, we entered into a senior secured term loan agreement (the “Macquarie Term Loan”) with Macquarie. Pursuant to the Macquarie Term Loan, the Company received proceeds of $99,342, net of debt issuance costs, with an obligation to repay $148,986 upon maturity. The Macquarie Term Loan bears 1.0% interest, payable quarterly, and matures on August 29, 2026. Obligations under the Macquarie Term Loan are secured on a first-priority basis by equipment owned by the Company. The agreement allows both optional and lender-elected prepayments. Any repayment, whether scheduled, early, or due to acceleration, must include a premium that ensures lenders receive at least 1.50 times their original investment. Prepayments may be required at the lender’s election under certain circumstances, including after an IPO, which must be repaid within 150 days of completion. Prepayment may also be required if the Company makes certain asset sales or incurs debt that is not permitted under the agreement. If the Company defaults, the outstanding amounts accrue interest at a rate equal to the regular interest rate plus an additional 1.5% per month. As of December 31, 2025, the carrying value of the Macquarie Term Loan was $109,799, net of the debt discount and unamortized debt issuance costs.
In addition, the Macquarie Term Loan contains customary events of default that entitle the lenders to cause any indebtedness under the Macquarie Term Loan to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the Macquarie Term Loan. Under the Macquarie Term Loan, an event of default will occur if, among other things, the Company fails to make payments under the Macquarie Term Loan, the Company breaches any of the covenants under the Macquarie Term Loan, subject to specified cure periods with respect to certain breaches, the lenders determine that a material adverse change has occurred, or the Company or the Company’s assets become subject to certain legal proceedings, such as bankruptcy proceedings. Upon the occurrence and for the duration of an event of default, an additional default interest rate, equal to 1.0% per annum will apply to all obligations owed under the Macquarie Term Loan. The prepayment upon default and other potential additional interest provisions under the Macquarie Term Loan were determined to be an embedded derivative that was required to be bifurcated from the loan under ASC 815. Accordingly, a liability related to the embedded derivative was initially recognized, with a corresponding discount on the

Macquarie Term Loan. The discount is subsequently amortized to interest expense over the term of the loan. The fair value of the bifurcated embedded derivative is determined as the difference in the values of the Macquarie Term Loan with and without the embedded derivative which are estimated using a discounted cash flow model based on Level 3 inputs including the discount rate, calibration discount, and the probability and estimated timing of an IPO. At the inception of the Macquarie Term Loan, the fair value of the embedded derivative was determined to be $5,500. The embedded derivative instrument was remeasured at fair value on September 30, 2025, with the change in fair value reported in other income (expense), net in the consolidated statement of operations. During the period from January 10, 2025 (Inception) through December 31, 2025, the Company recognized a $4,240 loss in other income (expense), net related to the change in fair value of the embedded derivative instrument. The Company reclassified the embedded derivative within the Macquarie Term Loan to other liabilities on September 30, 2025, as the instrument no longer met the definition of an embedded derivative under ASC 815. The fair value of the Macquarie Term Loan was approximately $145,899 as of December 31, 2025.
For the period from January 10, 2025 (Inception) through December 31, 2025, we recognized interest income of $4,384 and interest expense of $652, respectively.
The accrued and unpaid interest was capitalized into the outstanding principal balance of the Promissory Note each quarter, and interest did not accrue on any capitalized interest amounts. The total accrued interest on the Promissory Note of $224 was paid in cash through December 1, 2025, the date of the last principal repayment. The Promissory Note had an effective interest rate of 4.5% and the Macquarie Term Loan has an effective interest rate of 48.9%. As of December 31, 2025, accrued interest related to the Macquarie Term Loan totaled $16,302 and is reflected in debt, net on the consolidated balance sheet. All accrued interest on the Seed, Series A, and Series B Convertible Notes converted into Class A Units of Fermi LLC in connection with the Preferred Units Financing, and, in connection with the Corporate Conversion, those Class A Units converted into 117,787,762 shares of common stock. See Note 3, Stockholders’ Equity for further detail.
As of December 31, 2025, the Company was in compliance with all material covenants under its debt agreements.

8. Leases
TTU Lease
On May 14, 2025, the Company entered into a 99-year ground lease (“TTU Lease”) with Texas Tech University (“TTU”) for 5,769 acres of land in Carson County, Texas, intended for the development of Project Matador. Lease commencement was contingent upon satisfaction of certain conditions precedent, including the provision of a term sheet to TTU for an approved subtenant for a powered shell meeting specified size and power requirements. The original lease term is 99 years with no options to renew or extend. The TTU Lease does not include any lessee-controlled options to extend or terminate. The operating lease provides for annual increases to lease payments.

On August 11, 2025, the Company and the Texas Tech University System (“TTUS”) executed a first amendment to the TTU Lease (“First Amendment to the TTU Lease”). This amendment memorialized the satisfaction or waiver of certain conditions precedent under the original lease and provided that the lease commencement date would occur upon execution of a term sheet with a hyperscaler tenant related to the first powered shell to be constructed. The amendment also (i) reduced the Project Matador site from approximately 5,769 acres to approximately 4,523 acres, (ii) acknowledged an additional 713-acre tract that will be added to the leased premises upon transfer from a federal agency to TTUS, and (iii) designated TTUS as the sole landlord, replacing TTU.
In September 2025, the Company satisfied the remaining commencement conditions and triggered lease commencement for the 4,523 acres of Project Matador site under the terms of the First Amendment to the TTU Lease, as evidenced by the execution and delivery of a notice of commencement and the recording of the memorandum of lease following the execution and delivery of the Phase One Term Sheet. The lease term for the additional 713-acre tract had not yet commenced as of December 31, 2025.
At lease commencement, the Company recognized an operating lease ROU asset and corresponding lease liability representing only that portion of the lease that had commenced. The ROU asset and lease liability were measured at the present value of future lease payments, discounted using the Company’s incremental borrowing rate of 16.1%. As of December 31, 2025, the ROU asset and lease liability totaled $21,737 and $21,320, respectively. Total lease-related payments made to TTUS prior to commencement were approximately $1,750, of which $1,512 was applied to the 4,523-acre portion of the lease and reclassified from prepaid expenses and other assets to operating lease right-of-use assets at commencement. The remaining $238, associated with the 713-acre parcel lease that has not yet commenced, is recorded in prepaid expenses and other assets on the consolidated balance sheet and will be reclassified to operating lease right-of-use assets when that parcel’s lease term commences.
The Company is obligated to pay annual base rent of $1,200 in the first year, escalating annually during the initial five years as specified in the lease agreement, with a fixed 3.0% annual escalator thereafter. During the years when the Company subleases powered shells to its subtenants, the Company will be required to pay variable lease payments based on (i) up to 1.0% of the appraised value of leased powered shell space in that year (up to $3,000,000 in total assessed value) and 0.5% on additional appraised value above $3,000,000, to the extent greater than the base annual rent, and (ii) a percentage of gross revenues from the sale of power (1.0% of gross revenues) and water (25.0% of gross revenues) to its subtenants. As of December 31, 2025, no variable lease payments have been made.
The Company will also provide certain additional benefits to the Texas Tech University System (“TTUS”), including: (i) within one year following substantial completion of a powered shell meeting specified size and power requirements, the subleases of (a) up to 15 acres of land, at no cost to TTUS, for the construction of a TTUS research campus, at the cost of TTUS, and (b) a parcel of land on which the Company will construct a standalone 10,000 square foot powered shell for TTUS’ use, at no cost to TTUS, (ii) beginning in the first year when lease payments are received from its subtenants, the establishment and funding of the TTUS Excellence Fund at $1,000 annual contribution plus one-time donation tied to subleased powered shell square footage, and (iii) the establishment and funding of a sinking fund upon commencement of variable rent payments, initially funded at $10,000 per annum, increasing annually by 3.0%, with the annual contribution increasing by an additional $9,000 upon construction of a nuclear facility at Project Matador. With respect to the construction of the powered shell that the Company will sublease to TTUS upon completion, the Company has concluded that the arrangement is not currently within the scope of build-to-suit accounting under ASC 842, as TTUS does not control the use of the underlying asset during the construction period. The Company will continue to monitor the terms of the arrangement and reassess this conclusion if TTUS’s rights or involvement in the construction activities change prior to lease commencement.
Operating lease costs were $4,723 for the period from January 10, 2025 (Inception) through December 31, 2025, of which $514 were expensed and included within general and administrative expenses in the consolidated statement of operations, and $4,209 were capitalized within property, plant, and equipment, net, on the consolidated balance sheet.
For the period from January 10, 2025 (Inception) through December 31, 2025, cash paid for amounts included in the measurement of lease liabilities was $3,628.
Information relating to the lease term and discount rate for operating leases as of December 31, 2025, were as follows:

December 31, 2025
Weighted-average remaining lease term (in years):
Operating leases	99
Weighted-average discount rate:
Operating leases	16.1%

The future minimum lease payments included in the measurement of the Company’s operating lease liabilities as of December 31, 2025, were as follows:

Years Ending December 31,	Future Minimum Payments
2026	$432
2027	1,836
2028	2,268
2029	3,684
2030	4,031
Thereafter	1,649,323
Total undiscounted lease payments	1,661,574
Less: imputed interest	(1,640,254)
Present value of lease liabilities	$21,320

MPS Agreement

On October 22, 2025, Fermi entered into a master lease agreement (the “MPS Agreement”) with Mobile Power Solutions LLC (“MPS”) for the lease of seven GE TM2500 Gen 4 mobile power generation units. The MPS Agreement expands the Company’s natural gas platform, a key component of Project Matador’s initial generation capacity, and will provide flexible, dispatchable power as the project integrates multiple energy sources. The arrangement includes monthly base rent payments extending through 2045. The TM2500 units, totaling approximately 132 MW under our expected site conditions, are scheduled for delivery in the first half of 2026. If the Company does not pick up a TM2500 unit prior to the contractual pick-up deadline, lease commencement is deemed to occur on the pick-up deadline, at which point control and risk of loss contractually transfers to the Company. The MPS Agreement does not provide for termination rights for convenience; however, in the event of early termination or default, the Company would remain obligated for substantially all remaining lease payments based on the cumulative net present value schedule under the agreement.

In accordance with ASC 842, the Company has not recognized a ROU asset or lease liability related to the MPS Agreement as of December 31, 2025, as the lease has not yet commenced, and the Company does not yet control the TM2500 units. As of December 31, 2025, $33,679 of lease-related payments were paid in advance of lease commencement, consisting of (i) $10,000 in cash and (ii) $23,679 in shares of common stock. The stock portion was settled through the issuance of 1,190,476 shares of common stock at a fair value of $19.89 per share, equal to the closing market price of our common stock on the date of issuance. These payments are reflected within prepaid expenses and other assets on the consolidated balance sheet and will be reclassified to finance lease right-of-use assets when the lease for each unit commences.

9. Share-Based Compensation
Class B Units

In April 2025, the Company sold 63,382,500 non-voting Class B Units to service providers for $0.0022 per unit, which vested 25% at issuance and the remaining 75% vested in equal monthly installments over five years, contingent on de facto continued service through a Company right to repurchase unvested shares at the original purchase price of $0.0022 per unit. The Company classified vested Class B Unit awards as equity. Unvested Class B units were considered compensatory when purchased by service providers as they had vesting requirements. As these unvested Class B Unit purchases also had economics similar to “early exercises” of stock options, cash proceeds received for unvested Class B Units issued to service providers were initially recorded as a deposit liability and were reclassified to equity as vesting occurred.

The fair value of Class B Units issued was determined to be $0.0022 per unit based on contemporaneous sales to passive investors and an independent third-party valuation using an income approach. The Company concluded that there was no material compensation element associated with the issuance of Class B Units to service providers. Therefore, no share-based compensation expense was recognized related to the April 2025 issuance of Class B Units in the period from January 10, 2025 (Inception) through December 31, 2025. As of December 31, 2025, there was no unrecognized compensation expense in relation to the issuance of Class B Units.

In June 2025, the Company repurchased 4,077,900 unvested Class B Units from a service provider following the termination of the service relationship. The units were repurchased at the original $0.0022 per unit purchase price and accounted for as a forfeiture under ASC 718, resulting in a repayment and reversal of the related deposit liability to the service provider. The forfeited units were subsequently converted into Class A Units. Two existing Class A members, who are considered service providers and related parties, purchased the Class A Units at $0.0022 per unit despite the Class A Units having a higher estimated fair value on the transaction date. The Company recognized $3,616 of compensation expense in June of 2025. The expense represents the difference between the then-current fair value and the purchase price in accordance with ASC 718 and was recorded within general and administrative expenses in the consolidated statement of operations for the period from January 10, 2025 (Inception) through December 31, 2025. As of December 31, 2025, there was no unrecognized compensation expense in relation to the issuance of Class A Units.
On August 15, 2025, the Company repurchased 11,250,000 Class B Units in aggregate from two former service providers following the termination of the service relationships. The units were repurchased by the Company at the original $0.0022 per unit purchase price for aggregate cash consideration of $25 and represented 100% of the Class B Units previously issued to those service providers. The repurchase included both vested and unvested Class B Units. The Company has determined that the repurchase of the 2,812,500 Class B Units that were immediately vested at issuance should be accounted for as a treasury shares repurchase at their original price and therefore, no gain or loss should be recognized. Additionally, the repurchase of the 562,500 incrementally vested Class B Units represented a claw back and was recorded as treasury shares at a fair value of $4.21 per unit, with no contingent gain recorded, as share-based compensation expense was deemed immaterial and no expense had been recognized. The repurchase of the remaining 7,875,000 unvested Class B Units represented an in-substance forfeiture under ASC 718 and was recorded as a decrease to the related deposit liability and a decrease to cash and cash equivalents for $18 with no expense reversal due to the immaterial compensation cost.
On September 18, 2025, the Company donated 11,250,000 Class B Units to Dechomai Asset Trust, an unrelated, third party, 501(c)(3) public nonprofit organization. This donation was effected through an Assignment of Interests agreement, pursuant to which the Company transferred its full right, title and interest in the units to the charitable organization free and clear of any liens or encumbrances. The donation represented a non-cash expense of $173,784 measured using the estimated fair value of the shares at the date of issuance, which is included within other income (expense), net within the consolidated statement of operations.
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
On December 31, 2025, the Company's Board approved a modification to accelerate the vesting of the remaining 13,996,125 unvested shares of common stock issued upon the conversion of Class B Units and held by service providers. As a result, as of December 31, 2025, all shares of common stock issued upon the conversion of Class B Units were considered outstanding and the related deposit liability was reclassified to equity.

TMNN Class A Units
On August 2, 2025, the Company granted 4,500,000 Class A Units to TMNN, an affiliate of Toby Neugebauer, the Company’s Co-Founder, President and Chief Executive Officer (the “TMNN Class A Units”). Each TMNN Class A Unit had a grant-date fair value of $4.09 per unit, equal to the fair value of the Company’s Class A Units as of August 2, 2025. The award was immediately vested upon grant. Accordingly, the Company recognized the entire compensation expense on the grant date, totaling $18,405, which is included within general and administrative expenses within the consolidated statement of operations for the period from January 10, 2025 (Inception) through December 31, 2025. In connection with the Corporate Conversion, the TMNN Class A Units converted into issued and outstanding shares of common stock.

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
Uzman Restricted Class A Units
On August 2, 2025, the Company granted an aggregate of 1,500,000 restricted Class A Units, consisting of 750,000 restricted Class A Units to Mesut Uzman, the Company’s Chief Nuclear Construction Officer, and 750,000 restricted Class A Units to Sezin Uzman, an employee of the Company (the “Uzman Restricted Class A Units”). Each Uzman Restricted Class A Unit has a grant date fair value of $3.93 per unit, equal to the fair value of the Company’s Class A Units as of August 2, 2025. The grant of Uzman Restricted Class A Units consisted of (i) 600,000 time-based awards and (ii) 900,000 performance-based awards. The Uzman Restricted Class A Units are subject to a vesting schedule whereby (i) for the time-based awards, 20% will vest (rounded down for any fractional equity interests) on the first, second, third, fourth and fifth anniversary of the date of grant, provided that the grantee is a service provider to the Company on each such date and (ii) for the performance based awards, (A) 50% will vest on the date that the Company’s first nuclear reactor is built and fully operational, as determined by the Company in its sole discretion and (B) 50% will vest on the effective date of the first contract by and between the Company and its first customer for nuclear reactor power. Additionally, the Company previously held the right to repurchase vested Class A Units upon the termination of services by the Uzmans; however, this repurchase right expired upon the Company’s IPO. In connection with the Corporate Conversion, the Uzman Restricted Class A Units converted into restricted shares of common stock. The shares of restricted common stock issued from Uzman Restricted Class A Units are legally issued and outstanding. As of December 31, 2025, the 1,500,000 shares of restricted common stock were unvested.
Compensation expense for the time-based awards is expected to be recognized on a straight-line basis over the requisite service period of 5 years and extends from the grant date, August 2, 2025, through August 2, 2030. The requisite service period for each tranche of the performance-based unit awards will be from the grant date, August 2, 2025, to the date each performance condition is expected to be achieved. As of December 31, 2025, the Company concluded that the performance conditions did not meet the threshold for recognition under applicable accounting guidance. The Company will continue to monitor progress and reassess these conditions at each reporting period and will record a cumulative catch-up adjustment in the period the threshold for recognition is met.
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
On September 28, 2025 the Company and grantees of the Senior Management Restricted Class A Units agreed to modify the original vesting conditions. The awards were modified such that they are subject to a vesting schedule whereby (i) one-third of the total awards would vest 6 months after an IPO (“Tranche 1”), (ii) one-third of the total awards would vest one year after an IPO (“Tranche 2”), and (iii) one-third of the total awards would vest two years after an IPO (“Tranche 3”). This resulted in a Type IV Modification (improbable-to-improbable) as none of the performance conditions were probable of being met prior to and after the modification. As a result, the Company used the modification date fair value as the new basis to prospectively recognize compensation expense over the requisite service period, starting on September 30, 2025 (the date on which the performance condition was met). In connection with the Corporate Conversion, the Senior Management Restricted Class A Units converted into restricted stock units.

The fair value of the Senior Management Restricted Class A Units was determined to be $21.00 per unit as of the modification date. The requisite service period for each tranche of the Senior Management Restricted Class A Units extends from the modification date, September 28, 2025, through the six-month, twelve-month and twenty-four-month anniversary of the IPO, respectively. In connection with the achievement of the performance condition, the Company recognized a cumulative catch-up adjustment of $2,853.
Management Restricted Class B Units
On August 2, 2025 and September 28, 2025, the Company granted 8,565,000 and 24,000 REUs, respectively, for Class B Units to certain management members (the “Management Restricted Class B Units”). Each Management Restricted Class B Unit had a grant date fair value of $3.93 per unit, equal to the fair value of the Company’s Class B Units as of August 2, 2025. The Management Restricted Class B Units were subject to a vesting schedule whereby forty percent (40%) vested solely based on service conditions (the “Management Time Restricted Class B Units”): (i) 13.33% of the total awards would vest on the first anniversary of the date of grant, (ii) 13.33% of the total awards would vest on the second anniversary of the date of grant, (iii) 13.34% of the total awards will vest on the third anniversary of the date of grant.
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
On September 28, 2025, the Company modified the original vesting conditions of the Management Restricted Class B Units subject to market and performance conditions (the “Modified Management Restricted Class B Units”), while the Management Time Restricted Class B Units were not modified. The modified awards are subject to a vesting schedule whereby (i) 24% of the total awards will vest six months from the completion of an IPO, (ii) 18% of the total awards will vest twelve months from the completion of an IPO and (iii) 18% of the total awards will vest eighteen months from the completion of an IPO. The modification also resulted in a Type IV Modification (improbable-to-improbable) as none of the performance conditions were probable of being met prior to and after the modification. As a result of the Type IV modification, the Company will use the modification date fair value as the new basis to prospectively recognize compensation expense starting on September 30, 2025 (the date on which the performance condition was met) over the requisite service period. In connection with the Corporate Conversion, the Management Restricted Class B Units converted into restricted stock units.
The fair value of the Modified Management Restricted Class B Units was determined to be $21.00 per unit. The requisite service period for each tranche of the Modified Management Restricted Class B Units extends from the modification date, September 28, 2025, through the six-month, twelve-month, and eighteen-month anniversary of the IPO, respectively. In connection with the achievement of the performance condition, the Company recognized a cumulative catch-up adjustment of $786.

2025 Incentive Plan
On September 30, 2025, the 2025 Incentive Plan for employees, contractors and non-employee directors was approved by the Board and adopted by the Company. The purpose of the Fermi Inc. 2025 Long-Term Incentive Plan (the “2025 Incentive Plan”) is to provide an incentive for employees, directors and certain consultants and advisors of the Company or its subsidiaries to remain in the service of the Company or its subsidiaries, to extend to them the opportunity to acquire a proprietary interest in the Company so that they will apply their best efforts for the benefit of the Company, and to aid the Company in attracting able persons to enter the service of the Company and its subsidiaries. The 2025 Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, performance awards, restricted stock awards and other cash and equity-based awards.
Unless sooner terminated by the Board, the 2025 Incentive Plan will terminate and expire on its tenth anniversary. No award may be made under the 2025 Incentive Plan after its expiration date, but awards made prior thereto may extend beyond that date. 69,073,650 shares of common stock were reserved for future issuance under the 2025 Incentive Plan.
On December 10, 2025, the Company granted 1,133,690 service-based restricted stock units (“RSUs”) and 249,380 performance-based RSUs under the 2025 Incentive Plan. The Company recognizes compensation expense for the service-based RSUs over the requisite service period, which ranges from three to four years. The performance-based RSUs have an operational milestone to be met over an estimated one-year period, through December 2026. Each RSU has a grant date fair value of $15.38, equal to the closing market price of the Company's common stock on the date of grant.

For the period from January 10, 2025 (Inception) through December 31, 2025, the Company has recognized $132,745 in share-based compensation expense, which is included within general and administrative expenses within the consolidated statement of operations. For the period from January 10, 2025 (Inception) through December 31, 2025, the Company capitalized $67,100 of share-based compensation expense, of which $66,661 and $439 are included within property, plant, and equipment, net, and prepaid expenses and other assets, respectively, on the consolidated balance sheet. As of December 31, 2025, total unrecognized compensation cost related to unvested awards was $441,847, and is expected to be recognized over the weighted-average requisite service period of 2.20 years. The unrecognized compensation expense of $3,534 for the Uzman Restricted Class A Units with performance conditions will be recognized when the performance conditions meet the thresholds under applicable accounting guidance over the vesting term, calculated as the period from the date the performance conditions meet the thresholds and the expected achievement date of the milestones.

The following table summarizes the share-based compensation activity:

For the period from January 10, 2025 (Inception) through December 31, 2025	Service-based Awards	Weight-Average Grant Date FV (Service)	Performance- based Awards	Weight-Average Grant Date FV (Performance)
Granted / Sold	64,706,165	$1.26	27,452,780	$20.39
Modified to accelerate vesting	(30,547,688)	$0.00	—	$—
Repurchase/Forfeited	(12,036,900)	$0.03	(126,000)	$21.00
Vested	(9,536,287)	$1.93	—	$—
Unvested as of December 31, 2025	12,585,290	$4.97	27,326,780	$20.39
Vested as of December 31, 2025	40,083,975	$0.46	—	$—
10. Commitments and Contingencies
Commitments
Lease Commitments
As of December 31, 2025, the Company had various fixed and variable lease payment obligations associated with the TTU Lease, and in 2025, the Company entered into a lease agreement with MPS through which the Company will be subject to fixed lease payments once the lease commences. See Note 8, Leases, for additional information.

Surety Bonds
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $31,810 as of December 31, 2025.

Unconditional Purchase Obligations
For the period from January 10, 2025 (Inception) through December 31, 2025, the Company entered into unrecognized commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily relate to long lead time equipment purchases and vary by vendor. Future payments under unconditional purchase obligations as of December 31, 2025 are as follows:

Years Ending December 31,	Payments by Year
2026	$65,880
2027	56,730
2028	32,940
2029	—
2030	—
Thereafter	—
Total unconditional purchase obligations	$155,550

Contingencies
Legal Contingencies
In the ordinary course of business, we may become party to various legal actions that are routine in nature and incidental to the operation of the business. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred, and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of December 31, 2025, we are not aware of any matters that are expected to have a material adverse effect on our business, financial position, results of operations, or cash flows, and therefore we have not accrued any material losses related to such matters.

Contingent Consideration
As part of the Firebird Acquisition, the Company also assumed the obligation to pay NPI to the Seller. Under the NPI, the Company is liable to pay a portion of 2.5% of net operating income from the first 1,000 MW of installed dispatchable generation capacity at the Company’s AI infrastructure campus. See Note 5, Acquisitions, for more information.
11. Subsequent Events
Litigation
On January 5, 2026, the Company, certain of its directors and officers, and certain underwriters of the Company’s IPO were named as defendants in a putative securities class action filed in the U.S. District Court for the Southern District of New York. The complaint alleges that the Company made materially false and misleading statements and omissions in the registration statement and prospectus issued in connection with the IPO and in other public statements during the period from October 1, 2025 through December 11, 2025, in violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The action seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock pursuant and/or traceable to the IPO registration statement and/or during the alleged class period. The Company believes the claims are without merit and intends to vigorously defend against the action. As of December 31, 2025, the Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with this matter.

Siemens F-Class Equipment Purchase Agreement

On January 28, 2026, Fermi Turbine Warehouse LLC, a Texas limited liability company and indirect wholly owned subsidiary of the Company (“FTW”), entered into an arrangement with Siemens Energy, Inc. (“Siemens”) for the purchase of three F-class gas turbine units and related equipment and services for Project Matador (the “Siemens F-Class EPA”).

The fixed price portion of the Siemens F-Class EPA is approximately $324,400, and as of the date of issuance of these financial statements, the Company has paid approximately $276,600. In addition to the fixed price amount, the Company is obligated to pay shipping costs and applicable import duties, as incurred, pursuant to the contract.
The Siemens F-Class EPA includes customary provisions relating to delivery, transfer of title and risk of loss, performance warranties and liquidated damages for delay or performance shortfalls, subject to negotiated caps. In connection with the equipment supply contract, FTW also entered into a related long-term commercial agreement with Siemens providing for ongoing payments over a ten-year period following acceptance of the equipment, based primarily on specified reliability metrics. The equipment supply contract and the related agreement were negotiated together and are intended to operate as a single integrated commercial arrangement with Siemens.
MUFG Equipment Financing
On February 10, 2026 (the “Closing Date”), the Company consummated a strategic financing with MUFG Bank, Ltd. (“MUFG”) (the “MUFG Equipment Financing”) pursuant to an Equipment Supply Loan Financing Agreement (the “Credit Agreement”) entered into by FTW (“Borrower”), Firebird Equipment Holdco as subsidiary guarantor (the “Subsidiary Guarantor”), and MUFG, as sole lender. The MUFG Equipment Financing will enable the Company to fund the Siemens F-Class EPA and related equipment for Project Matador, refinance the Company’s existing Macquarie Term Loan, and support the delivery, construction, and deployment of turbines across Fermi’s existing fleet.
The Credit Agreement provides for a senior secured equipment loan warehouse facility in an aggregate principal amount of up to $500,000 (the “Total Loan Commitment”). Borrowings under the Credit Agreement may be made from the Closing Date through the nine-month anniversary of the Closing Date. Borrowings under the MUFG Equipment Financing agreement totaled $394,067 in 2026. Each loan under the Credit Agreement bears interest at a rate per annum equal to (i) in the case of Term SOFR Loans, the Term SOFR rate for the applicable interest period plus 4.0% per annum, or (ii) in the case of RFR Loans, Daily Simple SOFR plus 4.0% per annum.
Proceeds of the loans under the Credit Agreement may be used to (i) pay equipment acquisition costs or make distributions to the Company or its affiliates to reimburse for equipment acquisition costs paid prior to the Closing Date, (ii) pay fees and transaction costs, (iii) fund required reserve accounts, and (iv) make distributions to the Company to repay existing indebtedness of the Company or its affiliates in respect of qualified equipment to be financed under the Credit Agreement. Proceeds of borrowings were used, in part, to make payments to Siemens Energy in an amount equal to $201,600 pursuant to the Siemens F-Class EPA. A portion of the proceeds from the issuance of the MUFG Equipment Financing was used to repay the Macquarie Term Loan in full.
The loans under the Credit Agreement mature on the eighteen-month anniversary of the Closing Date. The Borrower is required to repay (i) on each quarterly payment date, the minimum principal payment then due and owing, and (ii) on the loan maturity date, the remaining unpaid principal amount of all loans plus any other obligations under the financing documents. Prior to the nine-month anniversary of the Closing Date, no minimum principal payment is due. Thereafter, the minimum principal payment is (a) 10% of the aggregate principal amount of loans outstanding if no lease or offtake agreement with respect to the first phase of Project Matador for at least 400 MW of power has been signed prior to the nine-month anniversary of the Credit Agreement, or (b) 5% of the aggregate principal amount of loans outstanding if such a lease or offtake agreement has been signed prior to such anniversary.
The Credit Agreement also contains customary negative covenants that, among other things, restrict the ability of each loan party to (i) incur additional indebtedness, (ii) create liens on assets other than permitted liens, (iii) make certain investments, (iv) sell, lease, or transfer assets except as permitted, (v) make distributions other than as provided in the account agreement, (vi) engage in transactions with affiliates, and (vii) permit a change of control.
The Credit Agreement imposes loan-to-value requirements on the collateral. The target loan-to-value ratio for delivered equipment is 65%, and the target loan-to-value ratio for undelivered equipment is 55%. If the loan-to-value ratio exceeds the applicable target ratio for more than thirty consecutive days following an updated appraisal with a value more than 2% lower than the initial appraisal for such equipment, an event of default will occur unless the applicable shortfall amount is paid within such thirty-day period.
Keystone Equipment Financing
In February 2026, Fermi High Voltage Warehouse LLC, a Texas limited liability company and indirect wholly owned subsidiary of the Company (“HVW”), entered into a master loan agreement (the “Keystone Master Loan Agreement”) with Keystone National Group, LLC, as collateral agent and administrative agent for the lenders (the “Keystone Agent”), Cape

Commercial Finance LLC (“CCF”), as sole arranger, and Keystone Private Income Fund, as the initial lender (the “Keystone Lender”), to finance the purchase of certain equipment to be used in the Company’s Project Matador site.
The Keystone Master Loan Agreement provides for an equipment-backed financing structure pursuant to which HVW may request one or more advances of up to an aggregate principal amount of $120,000, which amount may be increased from time to time by up to an additional $100,000 subject to lender approvals (collectively, the “Keystone Facility”). Advances may be requested from the closing date through the earlier of (i) 12 months following the closing date and (ii) the date the Keystone Facility is fully advanced. Each advance is evidenced by a separate promissory note, and the term and annual interest rate applicable to each advance are set forth in the applicable promissory note. Borrowings under the Keystone High Voltage Financing agreement totaled $39,540 in 2026. The Keystone Facility is not a revolving credit facility, and each advance is subject to satisfaction of specified conditions and acceptance by the Keystone Agent and the applicable lender.
Advances generally fund up to 80% of the purchase price of the related equipment, with the remaining 20% funded by HVW and/or its affiliates. As of the closing date, HVW had funded approximately $52,232 of equipment costs prior to closing, which may be applied toward the required equity contribution for future advances.
The obligations under the Keystone Facility are secured by a first-priority security interest in the financed equipment and related collateral, and the Company has provided a limited guaranty of HVW’s obligations. The Keystone Master Loan Agreement contains customary affirmative and negative covenants and events of default, including restrictions on additional indebtedness and liens and a change of control. In addition, the Keystone Master Loan Agreement includes (i) a minimum liquidity covenant requiring the Company to maintain at least $20,000 of liquidity until the Keystone Facility is paid in full or a qualifying customer agreement is executed, (ii) a mandatory prepayment requirement if the Keystone Agent has not received an approved customer agreement by December 31, 2026, and (iii) a collateral coverage requirement under which HVW must repay outstanding amounts or provide additional collateral if the aggregate outstanding principal exceeds 110% of the fair market value of the collateral based on the most recent appraisal.
Yorkville Promissory Note
In March 2026, the Company entered into a senior unsecured promissory note (the “Yorkville Note”) with YA II PN, Ltd. (“YA II PN”), an investment fund managed by Yorkville Advisors Global, LP (“Yorkville”), with a committed principal amount of $156,250.
The Yorkville Note provides for up to five advances during an availability period commencing the first business day following the issuance date through October 1, 2026. The committed principal amount automatically reduces by approximately $26,042 every 30 days following the issuance date. Each advance is funded net of a 4% funding premium. The Yorkville Note is not a revolving commitment, and once an advance is funded, the corresponding portion of the committed principal amount is not available for re-borrowing. The Yorkville Note matures in September 2027 and bears interest at 0% per annum, subject to increase to 18% upon the occurrence of an event of default. No amounts have been drawn under the Yorkville Note.
Beginning on the amortization period commencement date (thirty days following the first advance), the Company is required to make monthly amortization payments. At least $10,000 of each monthly amortization payment must be satisfied in shares of common stock, with the Company having the option to settle a greater portion in shares. When paid in shares, the shares are valued at the greater of 100% of the lowest daily volume-weighted average price during the three trading days immediately preceding the applicable notice date, or 91% of the closing price on the trading day immediately preceding the amortization share notice subject to a cap of 8,000,000 shares per monthly amortization payment, an aggregate cap of 40,000,000 shares issuable under the note, and a 4.99% beneficial ownership limitation. If paid in cash, the payment is made at 102% of the applicable amortization principal amount or 100% if funded through proceeds of the equity line of credit.
The Company is also required to pay a monthly exit fee on outstanding principal, which is 0% for the first 180 days following issuance, 1% from day 181 through day 365, and 1.33% thereafter. An undrawn commitment fee of 1% of the undrawn committed principal amount is payable on or about the funding of the first advance. Proceeds of each advance are to be used for general corporate purposes. The Yorkville Note is unsecured, ranks pari passu with any other notes the Company may issue to YA II PN and senior to the Company's other unsecured indebtedness. The note contains customary affirmative and negative covenants, including restrictions on additional indebtedness (subject to certain exceptions when outstanding principal is less than 50% of the committed principal amount) and liens, as well as customary representations and warranties and events of default.

In connection with the Yorkville Note, the Company agreed to negotiate in good faith and execute documentation to establish a committed equity line of credit facility with Yorkville. The Company also agreed to use commercially reasonable efforts to prepare and file a registration statement to register the resale of the shares of common stock issuable under the Yorkville Note and the equity line of credit.
Beal Equipment Financing
In March 2026, Fermi Turbine Warehouse II LLC, a Texas limited liability company and indirect wholly owned subsidiary of the Company (“FTW II”), entered into an Equipment Supply Loan Financing Agreement (the “Beal Credit Agreement”) with CSG Investments, an affiliate of Beal Bank USA, with CLMG Corp., as administrative agent and collateral agent for the lenders (the "Beal Agent"), and the lenders party thereto (the "Beal Lenders"), to fund the acquisition of six Siemens Energy SGT-800 industrial gas turbines and related equipment for Project Matador (the “Beal Equipment Financing”).
The Beal Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $165,000 (the “Total Loan Commitment”). Borrowings may be made from the closing date through the maturity date, subject to a maximum of 45 borrowings during the loan availability period. Of the Total Loan Commitment, up to $22,900 is reserved to fund interest and commitment fee payments. Each loan under the Beal Credit Agreement bears interest at a rate of 12.00% per annum, payable quarterly in arrears. Upon the occurrence and during the continuance of an event of default, interest accrues at a default rate of 14.00% per annum.
Proceeds of the loans may be used to pay equipment acquisition costs, including progress payments to Siemens Energy, Inc. under an equipment supply agreement originally entered into in October 2025 and subsequently assigned to FTW II, and to pay financing costs, including interest and fees.
The loans mature on the date that is 33 months after the closing date. On the maturity date (or upon earlier payment in full), FTW II is required to pay an exit fee equal to $37,000 less the cumulative amount of interest and commitment fees paid to the lenders through such date.
The Beal Credit Agreement also provides for an unused commitment fee of 1% per annum on the daily unused and uncancelled portion of the commitments, payable quarterly in arrears.
The obligations under the Beal Equipment Financing are secured by a first-priority security interest in the financed equipment and related collateral, and the Company has provided a guaranty of FTW II's obligations pursuant to a Sponsor Equity Contribution and Guaranty Agreement. The Beal Credit Agreement contains customary affirmative and negative covenants and events of default, including restrictions on additional indebtedness, liens, dispositions of equipment (subject to a permitted disposition of three turbines under certain conditions), and change of control. Mandatory prepayment is required upon, among other things, an event of loss, a disposition of equipment or equity interests, a change of control, or receipt of non-permitted debt proceeds.

Fermi Inc.
Schedule III—Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)

The following table reconciles the historical cost of the Company's real estate assets for financial reporting purposes for the period ended December 31, 2025.

Period Ended
Properties Historical Cost	December 31, 2025
Balance, beginning of year	$—
Additions during period (acquisitions and improvements)	935,295
Deductions during period (dispositions, impairments and assets held for sale)	—
Balance, end of year (1)	$935,295

The following table reconciles accumulated depreciation of the Company’s real estate assets for financial reporting purposes for the period ended December 31, 2025.

Period Ended
Accumulated Depreciation	December 31, 2025
Balance, beginning of year	$—
Additions during period (depreciation and amortization expense)	—
Deductions during period (dispositions and assets held for sale)	—
Balance, end of year	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2025 due to the material weakness in our internal control over financial reporting described below.
Previously Reported Material Weakness
A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.
As disclosed in our Registration Statement, we previously identified a material weakness in our internal control over financial reporting related to a lack of formalized processes, policies, and procedures, inadequate segregation of duties across functions relevant to financial reporting, and an insufficient number of qualified personnel within our accounting, finance, and operational functions who possess an appropriate level of expertise to provide reasonable assurance that transactions are being appropriately recorded and disclosed.
We have concluded that the material weakness continues to exist as of December 31, 2025.
We have concluded that the material weakness exists because we are a newly formed company and have not yet fully developed or implemented our internal control over financial reporting or operational control environment, and therefore do not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company. The deficiencies identified did not result in a material misstatement of our financial statements, and no material misstatements were identified during the period ended December 31, 2025.
Remediation Plans
We have taken and will continue to take certain actions to remediate the material weakness, including:
•designing and documenting an internal controls framework, including control activities over financial reporting, modeled on the Committee of Sponsoring Organizations (COSO) principles, with periodic internal reviews and testing;
•implementing formal policies and procedures to govern key financial processes and internal controls, including documented accounting policies aligned with U.S. GAAP standards and supported by external advisors;
•hiring additional qualified personnel with appropriate expertise in operational finance activities, accounting, and financial reporting, including the appointment of a Chief Financial Officer and financial reporting expert, and the establishment of an experienced finance team with public company financial reporting and internal controls expertise;

•enhancing segregation of duties across critical accounting and operational functions and implementing robust liquidity planning and cash management controls to support daily operating needs and strategic investments;
•evaluating and implementing appropriate financial and reporting systems to support internal controls requirements including engagement of a third-party accounting advisory firm to assist with timely remediation of control deficiencies; and
•establishing an audit committee composed of independent directors to provide oversight of our financial reporting and internal control environment.
We believe we are making progress toward achieving effectiveness of our internal control over financial reporting. The actions that we are taking are subject to ongoing management review and audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequently evaluated their design and effectiveness over a sufficient period of time, and management concludes, through testing, that these are operating effectively. We may also conclude that additional measures are required to remediate the material weakness in our internal control over financial reporting.
Although we have made progress in expanding our team and initiating a structured remediation plan, we have not yet completed the design, implementation, or testing of the controls necessary to remediate the material weakness.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for emerging growth companies.
Changes in Internal Control Over Financial Reporting
Except for the remediation measures in connection with the material weakness described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
During the period ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be included in our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be included in our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) See the Index to Consolidated Financial Statements of this Annual Report on Form 10-K.

(b) The information required to be submitted in the Financial Statement Schedules has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X; therefore, those schedules have been omitted.

(c) Exhibits.

The following exhibits are incorporated herein by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Index

3.1
Certificate of Formation of Fermi Inc. (as amended through October 1, 2025) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 3, 2025).

3.2	Bylaws of Fermi Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 3, 2025).
4.1
Registration Rights Agreement, dated October 2, 2025, by and among the holders party thereto. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2025).

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

10.14#
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

10.16#
Equipment Supply Loan Financing Agreement, dated February 10, 2026 among Fermi Turbine Warehouse LLC, as borrower, Firebird Equipment Holdco, LLC, as subsidiary guarantor, and MUFG Bank, Ltd., as administrative agent and lender. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2026).

10.17#
Master Loan Agreement, dated as of February 19, 2026, among Fermi High Voltage Warehouse LLC, the lenders party thereto, Keystone National Group, LLC, as collateral agent and administrative agent and Cape Commercial Finance LLC, as sole arranger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2026).

10.18*	Senior Unsecured Promissory Note dated March 30, 2026, among Fermi Inc, as borrower, with YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP.
19.1	Fermi Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2025) .
21.1*	List of Subsidiaries of Fermi Inc.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
**The certifications attached as Exhibit 32.1 are not deemed “filed” with the SEC and are not to be incorporated by reference into any filing of Fermi Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
†Management compensatory plan or contract.

#Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission or its staff upon request. If indicated on the first page of such agreement, certain confidential information has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K. Such excluded information is not material and is the type that the Company treats as private or confidential.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERMI INC.

Date: March 30, 2026	By:	/s/ Toby Neugebauer
Toby Neugebauer
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Toby Neugebauer	Chief Executive Officer	March 30, 2026
Toby Neugebauer	(Principal Executive Officer)

/s/ Miles Everson	Chief Financial Officer	March 30, 2026
Miles Everson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Cordel Robbin-Coker	Director	March 30, 2026
Cordel Robbin-Coker

/s/ Marius Haas	Director	March 30, 2026
Marius Haas

/s/ Lee McIntire	Director	March 30, 2026
Lee McIntire

/s/ Rick Perry	Director	March 30, 2026
Rick Perry