Form 10-K/A
period 2025-12-31
Fermi Inc.
filed 2026-04-30
CIK 2071778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K/A
(Amendment No. 1)
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
Yes ☐ No ☒

As of April 26, 2026, there were 637,574,239 shares of common stock, par value of $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-K/A is filed (i) pursuant to General Instruction G(3) of Form 10-K, as we do not intend to file a definitive proxy statement for the 2026 annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2025, and (ii) to amend Part IV, Item 15 (Exhibits and Financial Statement Schedules) of the Annual Report on Form 10-K of Fermi Inc. (the “Company”) for the period from January 10, 2025 (Inception) through December 31, 2025, as filed on March 30, 2026 (the "Original Form 10-K”). Accordingly, this amendment is being filed solely to:
•include the information required by Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) of Form 10-K;
•amend the reference on the cover page of our Original Form 10-K to reflect that no documents will be incorporated by reference into our Original Form 10-K;
•file new certifications of our principal executive officer and principal financial officer pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and
•include the Fermi Inc. Compensation Recovery Policy as an exhibit.

As required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Additionally, because this Amendment does not include financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. As such, information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and other filings of the Company with the Securities and Exchange Commission.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
Set forth below are the names, ages and positions of our directors and executive officers as of the date of this Amendment.
On April 17, 2026, the Company’s Board of Directors (the “Board”) voted to remove Toby Neugebauer from the positions of President and Chief Executive Officer, but Mr. Neugebauer remained an employee and a Director. On April 30, 2026, the Company terminated Mr. Neugebauer’s employment for Cause pursuant to his Employment Agreement as a result of conduct in violation of the terms of such agreement and of Company policies. As a result of his termination for Cause, Mr. Neugebauer was automatically removed from the Board. The Board has created an Interim Office of the CEO, which includes Jacobo Ortiz Blanes, the Company’s Chief Operating Officer, and Ms. Anna Bofa, currently an observer on the Board.
On April 19, 2026, Miles Everson resigned from his position as Chief Financial Officer of the Company. The Board appointed Robert L. Masson as Interim Chief Financial Officer and principal financial officer on April 29, 2026.
On April 17, 2026, pursuant to the Director Nomination Agreement (as defined below), the Melissa A. Neugebauer 2020 Trust exercised its right to nominate Mr. Everson to the Board, and the Board acted to appoint him as a director, thereby increasing the size of the Board to seven directors. On April 19, 2026, the Board appointed Jeffrey S. Stein as a new member of the Board.

Name	Age	Position
Jacobo Ortiz Blanes	54	Chief Operating Officer and Co-President of the Office of the Chief Executive Officer
Anna Bofa	38	Co-President of the Office of the Chief Executive Officer
Robert L. Masson	57	Interim Chief Financial Officer
Larry Kellerman	70	Head of Power
Mesut Uzman	52	Chief Nuclear Construction Officer
Charlie Hamilton	52	Chief Site Development Officer
Miles Everson	61	Director
Marius Haas	58	Director and Chairman of the Board
Rick Perry	75	Director
Cordel Robbin-Coker	38	Director
Lee McIntire	74	Director
Jeffrey S. Stein	55	Director
Jacobo Ortiz Blanes is the Chief Operating Officer of the Company and Co-President of the Office of the Chief Executive Officer. He has led the acquisition, construction and management of several real estate transactions valued at more than $280M. In 2008, Mr. Ortiz Blanes founded Las Brisas Property Management, which is an economic group dedicated to property and construction management, and real estate consulting services, where he currently serves as its President. Las Brisas Property Management is the largest real estate services firm in Puerto Rico and the Caribbean, in terms of scale and scope of service offerings, with ten million square feet of office, industrial, and retail assets under management, and employs 70 full-time employees. Before founding Las Brisas Property Management, Mr. Ortiz Blanes worked for 15 years as a marketing manager with S. C. Johnson & Son, Inc., one of the largest privately held American multinational manufacturing companies, leading the development of household cleaning supplies and other consumer chemicals. Mr. Ortiz Blanes graduated from Haverford College with a Bachelor of Arts degree in Political Science. Mr. Ortiz Blanes serves on the board of United Surety & Indemnity Company, a Puerto Rican insurance company founded in 1990, and is also a member of its Investment Committee. Mr. Ortiz Blanes also holds a Master of Science degree in Food Marketing from Cornell University. He has professional accreditations as a Licensed Real Estate Broker and Certified Property Manager from the Institute of Real Estate Management.
Anna Bofa is the Co-President of the Office of the Chief Executive Officer of the Company. She has served the Company as a Board observer since the Company’s initial public offering. Ms. Bofa brings two decades of experience scaling technology businesses and leading initiatives to build category-defining technology platforms. Ms. Bofa began her career at Google and subsequently held roles at Dropbox from 2011 to 2013 and Pinterest from 2013 to 2016. She later served as

Global Head of Product Programs at Meta from 2017 to 2021, where she supported the launch and scaling of global initiatives. In 2022, Ms. Bofa co-founded Crate AI, a company focused on developing models for internet personalization. Ms. Bofa holds a B.A. from Dartmouth College.
Robert L. Masson is the Interim Chief Financial Officer of the Company. Mr. Masson was the Chief Financial Officer of Noble Supply and Logistics, LLC (“Noble”) from March 2023 through February 2025. Mr. Masson is a skilled finance executive with over 20 years of experience in the aerospace, defense, and industrial sectors. Before joining Noble, Mr. Masson served as Chief Financial Officer of Latham Group, Inc. from July 2022 through March 2023 where he was responsible for planning, implementing, managing, and controlling all financial-related activities for the company. Mr. Masson served as Executive Vice President and Chief Financial Officer of Hypertherm, Inc., from August 2018 through July 2022 where he oversaw the company’s global financial, information technology, and legal operations. From 2016-2018, Mr. Masson was Vice President of Finance at Flowserve, where he led the company’s operational finance, operational accounting, and corporate financial planning and analysis teams. From 2003-2016, he served in various finance leadership roles at Raytheon Technologies, including Chief Financial Officer roles for several of the company’s business units. Mr. Masson began his career as a Lieutenant and Naval Aviator for the United States Navy, where he worked from 1992-2001. Mr. Masson holds a Bachelor of Science degree in Economics from the United States Naval Academy and a Master of Business Administration from Harvard Business School. Mr. Masson currently serves as a director for Tech-Etch, Inc. where he is Chair of the Audit Committee, and as a director for Intuitive Machines, Inc.–where he is the Chair of the Audit Committee and a member of the Compensation and Conflicts Committees.
Larry Kellerman is the Head of Power of Fermi. He boasts a nearly 40-year career in the power generation business, including the building of multi-billion-dollar energy asset portfolios. Since January 2015, Mr. Kellerman has been a Managing Partner at Twenty First Century Utilities, where he focuses on the acquisition, operation and transformative improvement of assets and enterprises in the North American power generation sector. Mr. Kellerman also advised private equity leaders, including I Squared Capital, on their power portfolios. Mr. Kellerman served as the Chief Executive Officer of Atlantic Power & Utilities from February 2023 to May 2024 and President from January 2022 to February 2023. In addition, he has also served in several prior senior management positions as a Senior Management Partner at El Paso Corporation, Partner and Managing Director at Goldman Sachs and CEO of Quantum Utility Generation backed by Quantum Energy Partners. Mr. Kellerman holds a Bachelor of Arts degree in Management and an MBA from West Coast University.
Mesut Uzman is the Company’s Chief Nuclear Construction Officer. Mr. Uzman brings over 25 years of international nuclear power engineering, construction, and executive leadership experience spanning 16 new nuclear power plant construction projects and numerous upgrade and modernization programs across four continents. His career encompasses the full nuclear project lifecycle—from licensing and design through construction, commissioning, and commercial operation—across Russian, French, Korean, and American reactor technologies. Prior to joining the Company, beginning in February 2023, Mr. Uzman served as Vice President at Emirates Nuclear Energy Corporation (“ENEC”), leading the successful 5.6 GW Barakah nuclear project consisting of four APR-1400 units representing the largest nuclear new-build program delivered on budget and on schedule in the 21st century, where he led the engineering and technical services. Mr. Uzman also served as the Director of Engineering at ENEC from January 2022 to February 2023 and as ENEC’s Director of Special Projects from 2019 to January 2022. Prior to Barakah, Mr. Uzman served as Director of Engineering at Invensys (now part of Framatome), a principal supplier to China National Nuclear Corporation (“CNNC”), where he led the delivery of advanced digital instrumentation and control systems for eight new nuclear power plants under CNNC’s fleet expansion program—one of the largest nuclear construction campaigns in history. Earlier in his career, Mr. Uzman held multiple senior positions at Westinghouse Electric Company, including Consortium Interface Manager for the world’s first AP1000 units in China—a landmark four-unit program executed under the Westinghouse-Shaw consortium—and Engineering Director overseeing nuclear plant design, systems engineering, and regulatory licensing programs. Mr. Uzman is recognized internationally for his regulatory expertise and track record of systems innovation, having guided large multinational engineering teams through complex nuclear programs from licensing to commissioning. Mr. Uzman holds a Bachelor of Science in Electrical Engineering from Anadolu University and a Master of Science in Electrical Engineering from The Ohio State University.

Charlie Hamilton is the Company’s Chief Site Development Officer. Mr. Hamilton is an accomplished entrepreneur, real estate investor, developer, business owner, and philanthropist. Mr. Hamilton co-founded Banzai Capital Group in 2018 and currently serves as a Partner. Previously, he also co-founded Caprock Partners, Caprock Development and Lubbock Land Company. Mr. Hamilton is engaged in many philanthropic efforts and has served on the Lemonade Day National Board of Directors since 2013. Mr. Hamilton holds a B.B.A. from the Texas Tech University Rawls College of Business. He has since served on the advisory board for the Rawls College of Business and is the past chairman of the Chief Executive Roundtable for Texas Tech University.

Miles Everson serves as a Director of Fermi. Mr. Everson brings over 30 years of experience in senior management roles at a large advisory firm and is skilled in providing advisory and consulting services to Fortune 100 companies. Prior to joining Fermi, Mr. Everson was the Chief Executive Officer of MBO Partners from July 2019 to May 2025. From 1998 to January 2019, Mr. Everson spent over 25 years at PricewaterhouseCoopers serving most recently as the Global Advisory and Consulting Leader and previously as the Vice Chairman and Asia Pacific Americas Advisory Leader and U.S. Advisory Leader. Mr. Everson holds a Bachelor of Science degree in Accounting from St. Cloud State University - Herberger Business School.
Marius Haas serves as Chairman of the Board of Fermi. Mr. Haas is a Founding Partner of BayPine, which he founded in May 2020. Mr. Haas has spent most of his career leading executive teams and organizations in the technology and enterprise solutions industry, and has significant expertise in digital transformation, emerging technologies, and B2B business models. His career includes senior leadership roles at Dell Technologies, Hewlett-Packard, Compaq and Intel Corporation. Prior to BayPine, Mr. Haas served as President and Chief Commercial Officer of Dell Technologies, which had over $90 billion of revenue in fiscal year 2020. He played an instrumental role as a senior operating executive in the take-private of Dell in 2013, the subsequent integration of Dell, EMC, and VMware in 2016, and the strategic transformation of Dell from a commodity PC supplier into a leading provider of strategic technology infrastructure and managed enterprise solutions. At Hewlett-Packard, Mr. Haas was the Chief Strategy Officer and Head of Global M&A for six years during which the company more than doubled its market capitalization to over $130 billion. Mr. Haas currently serves on the boards of Harbor and HydroBlok NA. He also has served as an industry advisor to KKR’s technology investment team. Mr. Haas holds a BA from Georgetown University and an MBA from the American Graduate School of Global Management.
Governor Rick Perry serves as a Director of Fermi. Governor Perry brings decades of executive-level leadership and energy policy experience to Fermi. Since January 2020, Governor Perry has served as a director on the board of Energy Transfer. As U.S. Secretary of Energy from 2017 to 2019, he oversaw the DOE’s $30 billion annual budget and led major policy initiatives to modernize the U.S. nuclear energy sector, including reviving efforts for advanced reactor licensing and securing international energy partnerships. During his tenure, he was instrumental in launching DOE programs that expanded support for nuclear innovation, LNG export infrastructure, and gas-fired baseload power, while reinforcing U.S. energy independence on the global stage. Prior to his federal role, Perry served as Governor of Texas for 15 years—the longest tenure in state history—where he was pivotal in transforming Texas into a global energy powerhouse through regulatory reform, private capital mobilization, and pro-growth policies.
Cordel Robbin-Coker serves as a Director of Fermi. Mr. Robbin-Coker is the Co-Founder and Chief Executive Officer of Carry1st, a venture-backed video game publisher and consumer fintech platform in Africa, a position he has held since July 2018. For the decade prior to founding Carry1st, Mr. Robbin-Coker served as an investment banker with Morgan Stanley and private equity investor with The Carlyle Group, culminating in his role as Vice President in the Carlyle Sub-Saharan Africa Fund. Mr. Robbin-Coker serves on the board of The Hershey Company (NYSE: HSY), currently serving as chair of its Finance and Risk Management Committee and a member of its Compensation Committee. In addition, he has served on the joint boards of the Hershey Trust Company and Milton Hershey School since January 2019. Mr. Robbin-Coker graduated with a BA in Political Science from Stanford University.
Lee McIntire serves as a Director of Fermi. Mr. McIntire brings over 45 years of executive leadership and corporate governance experience in the engineering and construction, oil and gas, and nuclear power industries to Fermi. Mr. McIntire currently serves as a board member of McDermott International, Ltd, Spur Petroleum, Ltd. and Al Bawani Holding. Previously, Mr. McIntire served from 2014 to 2024 as a director of Ovintiv, Inc., a leading North American exploration and production company; from June 2021 to January 2022 as the Interim President and Chief Executive Officer of McDermott International, Ltd., a privately held company that provides engineering and construction solutions to the energy industry; and from 2015 to 2018 as the Chief Executive Officer of TerraPower, LLC, an advanced nuclear reactor engineering and development company. Earlier in his career, Mr. McIntire served as Chairman, Chief Executive Officer and President of CH2M HILL, Inc. and as Partner, Executive Vice President and board member of Bechtel Corporation. Mr. McIntire also lends his leadership to a number of organizations around the world as an advisor. Mr. McIntire holds a B.S. from the University of Nebraska College of Civil Engineering, and an M.B.A. from the Thunderbird School of Global Management in Arizona. He also attended the Executive Management Program at Dartmouth’s Tuck School of Business and served as Executive-in-Residence at the University of California, Davis, Graduate School of Management.
Jeffrey S. Stein serves as a Director of Fermi. Mr. Stein is currently Co-Founder and Managing Partner of Breakpoint Advisory Partners LLC, a boutique corporate advisory and investment banking firm that provides consulting services to companies navigating complex transactions and strategic transformations, a role he has held since April 2025. From January 2010 to March 2025, Mr. Stein was a Founder and Managing Partner of Stein Advisors LLC, a financial advisory firm that provided consulting services to public and private companies and institutional investors. Mr. Stein is an accomplished corporate executive and director, including leadership and committee positions, of both public and private companies. Mr. Stein has served as an Executive Chairman, Chief Executive Officer, and as a director on audit, compensation, corporate governance, finance, and risk committees. Mr. Stein has been engaged as an executive and director to support companies navigating a variety of strategic matters, including complex contract negotiations, capital structure and performance optimization, and regulatory oversight. Mr. Stein has served as Chairman of the Board of Octave Specialty Group, Inc. since January 2015, and as a director since May 2013. Mr. Stein previously served as a director on the boards of Sunnova Energy International Inc. from April 2025 to November 2025, Vertex Energy, Inc. from August 2024 to January 2025, Rite Aid Corporation from July 2023 to September 2024, Troika Media Group, Inc. from November 2022 to March 2024, Aearo Technologies LLC from June 2022 to May 2024, GWG Holdings Inc. from June 2022 to July 2023, Intelsat Connect Finance S.A. from March 2020 to February 2022, NMC Health plc from April 2020 to September 2020, Westmoreland Coal Company from August 2016 to March 2019, and Dynegy Inc. from October 2012 to April 2018.
Election of Officers
Each executive officer serves at the discretion of our Board and holds office until his or her successor is duly appointed or until his or her earlier resignation or removal.
Board of Directors
Our business and affairs are managed under the direction of our Board, which consists of seven director seats, one of which is vacant following Mr. Neugebauer’s removal from the Board. Our Charter provides that, subject to the rights of the holders of preferred stock, the number of directors on our Board shall be fixed exclusively by resolution adopted by a majority of our Board. Our Board is divided into three classes, each serving staggered, three-year terms, subject to the declassification discussed below.
•        Our Class I directors are Rick Perry and Lee McIntire;
•        Our Class II directors are Cordel Robbin-Coker, Marius Haas and Jeffrey Stein; and
•        Our Class III director is Miles Everson. Following the removal of Mr. Neugebauer from the Board, there is one vacant seat in Class III.
Our Charter provides that, subject to the rights of holders of any series of preferred stock with respect to the election of directors, our Board is divided into three classes as nearly equal in size as practicable, designated Class I, Class II and Class III, until the annual meeting of shareholders to be held in 2029, at which time, a phase-in of a declassified Board shall begin. The term of office of the initial Class I directors shall expire at the first regularly-scheduled annual meeting of the shareholders following our initial public offering (the “IPO Effective Date”), the term of office of the initial Class II directors shall expire at the second annual meeting of the shareholders following the IPO Effective Date and the term of office of the initial Class III directors shall expire at the third annual meeting of the shareholders following the IPO Effective Date. Commencing with the annual meeting of shareholders to be held in 2029, directors succeeding those whose terms are then expired shall be elected to hold office for a term expiring at the annual meeting of shareholders held in the year following the year of their election. Commencing with the annual meeting of shareholders to be held in 2031, the classification of the Board shall fully terminate, and all directors shall be of one class and elected at each annual meeting of shareholders. Notwithstanding the foregoing, each director shall hold office until such director’s successor shall have been duly elected and qualified or until such director’s earlier death, resignation or removal.
Director Nomination Agreement
We entered into a director nomination agreement (the “Director Nomination Agreement”) with TMNN Manager LLC (“TMNN”), Caddis Holdings LLC and the Melissa A. Neugebauer 2020 Trust (collectively, the “Investor Group”) that provided each member of the Investor Group with the right to designate one nominee to our Board, subject to certain conditions. The Director Nomination Agreement provided each member of the Investor Group with the right to designate one director nominee for election to our Board for so long as such member of the Investor Group beneficially owns more than 50% of the total number of shares of our common stock beneficially owned by such member of the Investor Group, as adjusted for any reorganization, recapitalization, stock dividend, stock split, reverse stock split or similar changes in our capitalization (the “Original Amount”). In the event that a member of the Investor Group beneficially owns 50% or less of such member’s Original Amount, then such member will not have the right to nominate a director nominee for election as a director. If not earlier terminated, the Director Nomination Agreement shall terminate with respect to the Investor Group on the date that is the fifth anniversary of the IPO Effective Date. In each case, any applicable nominee nominated pursuant to the Director Nomination Agreement must comply with applicable law and stock exchange rules. The Investor Group includes certain entities controlled by Griffin Perry, Toby Neugebauer, and Mr. Neugebauer’s wife. Upon consummation of the initial public offering, TMNN designated Toby Neugebauer as its director designee and Caddis Holdings LLC designated Rick Perry as its director designee. On April 17, 2026, the Melissa A. Neugebauer 2020 Trust exercised its right to nominate Mr. Everson to the Board, thereby increasing the size of the Board to seven directors.
Family Relationships
There are no family relationships between our directors and any of our executive officers. Toby Neugebauer’s two sons, Nathan Neugebauer and Noah Neugebauer, were employees of the Company in 2025. Mesut Uzman’s wife, Sezin Uzman, and son, Berk Uzman, are employees of the Company.
Committees of the Board of Directors
Our Board has established an audit committee, a compensation committee, and a risk and disclosure committee. The independent members of our Board will nominate our future director nominees as permitted by Nasdaq rules.
Audit Committee
We have established an audit committee, which consists of Marius Haas, Cordel Robbin-Coker and Lee McIntire, each of whom is independent under SEC rules and Nasdaq listing standards. As required by the SEC rules and Nasdaq listing standards, the audit committee consists solely of independent directors, and each member meets the financial literacy requirements for audit committee membership under applicable standards of Nasdaq. SEC rules also require that a public company disclose whether its audit committee has an “audit committee financial expert” as a member as such term is defined in Item 407(d)(5)(ii) and (iii) of Regulation S-K. Cordel Robbin-Coker satisfies the definition of “audit committee financial expert.”
This committee oversees, reviews, acts on and reports on various auditing and accounting matters to our Board, including the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices. In addition, the audit committee oversees our compliance programs relating to legal and regulatory requirements and is responsible for the review and approval of related party transactions. We adopted an audit committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and the listing standards of Nasdaq.
Compensation Committee
We established a compensation committee, which consists of Marius Haas and Cordel Robbin-Coker, each of whom is independent under Nasdaq listing standards and qualifies as “non-employee directors” within the meaning of Rule 16b-3 promulgated under the Exchange Act. This committee establishes salaries, incentives and other forms of compensation for officers and other employees and administers our incentive compensation and benefit plans. We adopted a compensation committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and the listing standards of Nasdaq.
Risk and Disclosure Committee
We have established a risk and disclosure committee, which consists of Marius Haas, Lee McIntire and Cordel Robbin-Coker, each of whom meets the independence requirements of Nasdaq. The risk and disclosure committee assists the Board in fulfilling its oversight responsibilities with respect to (i) the Company's enterprise risk management framework, including the identification, assessment, prioritization, monitoring and mitigation of strategic, operational, financial, technological, cybersecurity, regulatory, project execution and other material risks facing the Company, including risks relating to the construction, development and operation of the Matador campus; (ii) the design, implementation and effectiveness of the Company's disclosure controls and procedures, in coordination with the audit committee as appropriate; and (iii) the Company's processes for materiality determinations and the escalation of significant risks and disclosure matters. The risk and disclosure committee reviews the Company's risk management policies, procedures and practices, oversees the design and effectiveness of internal risk controls, monitors emerging risks and significant risk exposures, and coordinates with members of senior management, including the Chief Financial Officer and General Counsel, in discharging its duties. The risk and disclosure committee meets with members of management responsible for risk oversight and reports regularly to the full Board.

Compensation Committee Interlocks and Insider Participation
None of our executive officers serve on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or compensation committee. No member of our Board is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.
Risk Oversight
The Board is actively involved in oversight of risks that could affect us. This oversight function is conducted primarily through committees of our Board, but the full Board retains responsibility for general oversight of risks. The audit committee of the Board is charged with oversight of our system of internal controls and risks relating to financial reporting, legal, regulatory and accounting compliance. The risk and disclosure committee of the Board is charged with oversight of the Company’s enterprise risk management framework and oversight of strategic, operational, technological, cybersecurity, regulatory, project execution and other material risks facing the Company, including risks relating to construction and development of the Matador campus. Our Board satisfies its oversight responsibility through full reports from the audit committee chair regarding the committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight of particular risks within our Company.
Code of Ethics and Business Conduct
Our Board has adopted a code of ethics and business conduct applicable to our employees, directors and officers, in accordance with applicable U.S. federal securities laws and the corporate governance rules of Nasdaq. The code of ethics and business conduct is posted on our website at https://investor.fermiamerica.com/governance-documents.
Clawback Policy
Our Board has adopted a compensation recoupment policy that complies with rules recently promulgated by Nasdaq and the SEC (the “Clawback Policy”). The Clawback Policy applies to current and former executive officers, and it provides for the recovery of certain incentive-based compensation received during a three-year recovery period if we are required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the applicable securities laws. The incentive-based compensation recoverable under the Clawback Policy generally includes the amount of incentive-based compensation received (while we have a class of securities listed on a national securities exchange or national securities association) that exceeds the amount that would have been received had it been determined based on the restated financials (without regard to any taxes paid). The Clawback Policy does not condition clawback on the fault of an executive officer, but the required clawback under the Clawback Policy is subject to certain limited exceptions in accordance with the SEC and Nasdaq rules.
Corporate Governance Guidelines
Our Board has adopted corporate governance guidelines in accordance with the corporate governance rules of Nasdaq. The corporate governance guidelines are posted on our website at https://investor.fermiamerica.com/governance-documents.
Insider Trading Policy
We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers, employees and other covered persons. We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to the Original Form 10-K.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our executive officers and directors, and beneficial owners of more than 10% of any registered class of our equity securities (each such person a “reporting person”) to file with the SEC initial reports of ownership and reports of changes in such ownership.
Based solely on a review of the forms and amendments thereto filed electronically by any reporting person with the SEC during or with respect to 2025 and written representations from any such reporting person that no Form 5 is required, we believe that all reports applicable to such reporting persons were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation
EXECUTIVE COMPENSATION
As an emerging growth company as defined under the Securities Act, we are providing this executive compensation disclosure in accordance with the scaled requirements of Item 402 of Regulation S-K, which permit reduced compensation information compared to that required of other registrants. Our reporting obligations extend only to each individual who served in the role of our principal executive officer during the last completed fiscal year, our next two most highly compensated executive officers who were serving as executive officers as of December 31, 2025, and up to two additional individuals, each of whom would have been one of our two most highly compensated executive officers but for the fact that the individual was not serving as an executive officer as of December 31, 2025 (together, our “named executive officers” or “NEOs”). Our next three most highly compensated executive officers who were serving as executive officers as of December 31, 2025 all received the same compensation for 2025. We have included all three for purposes of this executive compensation disclosure. For the year ended December 31, 2025, our NEOs were as follows:
•Toby Neugebauer, Chief Executive Officer
•Miles Everson, Chief Financial Officer
•Jacobo Ortiz Blanes, Chief Operating Officer
•Charlie Hamilton, Chief Site Development Officer
This section provides an overview of our executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below. This discussion may contain forward-looking statements based on our current plans, considerations, expectations and determinations regarding future compensation programs. Furthermore, the compensation reported in this discussion is not necessarily indicative of how the named executive officers will be compensated in the future. We were formed in January 2025. As such, we did not accrue any obligations with respect to the compensation or benefits of our executive officers and directors prior to our formation.
2025 Summary Compensation Table
The following table shows the compensation paid to our named executive officers for the year ended December 31, 2025.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Total ($)
Toby Neugebauer Chief Executive Officer	2025	125,000	—	47,855,000	47,980,000
Miles Everson Chief Financial Officer and Secretary	2025	125,000	1,750,000	132,300,000	134,175,000
Jacobo Ortiz Blanes Chief Operating Officer	2025	125,000	1,750,000	132,300,000	134,175,000
Charlie Hamilton Chief Site Development Officer	2025	125,000	1,750,000	132,300,000	134,175,000

(1)The amounts in this column reflect the cash salary received by our NEOs in the fourth quarter of 2025, following our initial public offering.
(2)The amounts in this column reflect a discretionary cash bonus that Messrs. Everson, Ortiz, and Hamilton (collectively, the “Non-CEO NEOs”) received in their capacity as consultants to the Company prior to our initial public offering.
(3)The amounts in this column reflect the aggregate grant date fair value for awards granted in 2025, as modified to reflect the corporate conversion on September 30, 2025 (the “Corporate Conversion”). This amount was computed in accordance with FASB ASC Topic 718, and all amounts included in this column exclude the effect of estimated forfeitures. The assumptions used in valuing stock awards are described in Note 2 of “Notes to Consolidated Financial Statements” in our Original Form 10-K. Please refer to Note 9 of “Notes to Consolidated Financial Statements” in our Original Form 10-K for additional information on our Share-Based Compensation. Amounts in this column for Mr. Neugebauer include his beneficial ownership of the equity awards granted in 2025 to TMNN.
Narrative Disclosure to 2025 Summary Compensation Table
The compensation of our named executive officers primarily consists of base salary, annual incentive awards and equity awards. In determining compensation for our Non-CEO NEOs, the Board, upon recommendations from the compensation committee (or, with respect to the Chief Executive Officer, the compensation committee), considers such factors as it deems appropriate in the exercise of its discretion and business judgment, including a subjective assessment of the NEO’s performance, the amount of equity awards held by the NEO, amounts paid to other executive officers, and competitive market conditions.
Base Salary
Base salary is set at a level commensurate with the NEO’s duties, responsibilities, contributions, prior experience, and performance. Base salaries for our NEOs are reviewed at least annually, and adjustments may be made when the Board or the compensation committee, as applicable, deems appropriate. For 2025, our NEOs received a prorated base salary for the fourth quarter.
Annual Bonus
Each of the Non-CEO NEOs is eligible to earn an annual performance-based bonus for each year of employment, with the target bonus amount equal to 200% of the executive’s annual base salary. Target bonus opportunities are set at a level commensurate with the named executive officer’s duties, responsibilities, contributions, prior experience, and performance.
We do not maintain a formal annual incentive award plan. For 2025, our NEOs did not receive an annual bonus.
Payment in Respect of Consulting Services in 2025
In 2025, the Company granted a one-time discretionary cash bonus of $1,750,000 to each of the Non-CEO NEOs, payable upon the successful completion of the Company's initial public offering. This bonus was not granted pursuant to any pre-existing agreement or arrangement and was awarded at the Company's sole discretion.
Equity Compensation
In 2025, the equity compensation granted to Messrs. Neugebauer, Everson, Ortiz, and Hamilton consisted of REUs, which were subsequently converted into RSUs in connection with the Corporate Conversion and further adjusted to give effect to the 3-for-1 forward stock split on September 30, 2025 (the “September Stock Split”). In March 2026, the Company amended the outstanding RSUs to provide that such awards are governed by the Fermi Inc. 2025 Long-Term Incentive Plan (the “2025 Incentive Plan”). The amendments did not change the number of RSUs subject to the awards or their vesting terms. The RSUs granted to Mr. Neugebauer vest on January 1, 2028, subject to his continued service through the applicable vesting date. Mr. Neugebauer, as managing member of TMNN, also beneficially received fully vested REUs.
In addition, the vesting conditions of the RSUs granted to our Non-CEO NEOs were modified on September 28, 2025. Pursuant to the modified terms, the RSUs vest over two years, subject to continued service through the applicable vesting date. For additional information regarding the modification of the equity awards held by our Non-CEO NEOs, please see Note 3, Stockholders’ Equity, Notes to Consolidated Financial Statements” in our Original Form 10-K.
For additional information regarding equity awards held by our NEOs, please refer to the Outstanding Equity Awards at 2025 Fiscal Year End table below.
Health and Welfare Benefits and Perquisites
Our NEOs are eligible to participate in our health and welfare plans to the same extent as other full-time employees. Our Non-CEO NEOs are also eligible to receive an annual stipend of $50,000 for the executive’s payment of employee benefits, with unused amounts available for use over the following two calendar years. For 2025, none of the executives received any of the $50,000 stipend. In addition, we reimburse our NEOs for reasonable and necessary business and travel expenses incurred in connection with their services to us.
Additionally, Mr. Neugebauer is entitled to certain additional expense reimbursements, as described below in “Employment Arrangements — Employment Agreement with Mr. Neugebauer.” Otherwise, we generally do not provide our named executive officers with perquisites or other personal benefits.
Employment Arrangements
In connection with our initial public offering, the Company entered into employment agreements with each of our NEOs. The employment agreements establish the initial terms of such NEO’s employment and provide for an initial three-year term, followed by automatic one-year renewals unless either party gives prior notice of non-extension or the agreement is earlier terminated.
Employment Agreement with Mr. Neugebauer
Following our initial public offering, Mr. Neugebauer entered into an employment agreement with the Company on October 6, 2025, pursuant to which Mr. Neugebauer serves as the Company’s Chief Executive Officer and a member of the Board (the “Neugebauer Agreement”).
Under the Neugebauer Agreement, Mr. Neugebauer is entitled to an annual base salary of $500,000, prorated for partial years of employment, and payable in accordance with the Company’s normal payroll practices. Subject to Mr. Neugebauer’s continued employment with the Company through the applicable grant date, Mr. Neugebauer is also entitled to receive an equity grant of fully vested shares of our common stock on or about June 30 and December 31 of each year (each, a “Top-Up Grant”). The amount of each Top-Up Grant, immediately after giving effect to such grant, will equal 40% of the sum of (1) the aggregate number of shares of common stock underlying awards granted to employees or service providers during the preceding six-month period under the 2025 Incentive Plan and all other equity-based incentive plans, including standalone equity grants to new employees and (2) the shares of common stock underlying such Top-Up Grant. Additionally, upon a Change in Control (as defined in the Neugebauer Agreement), Mr. Neugebauer is entitled to an additional Top-Up Grant immediately prior to such Change in Control. Mr. Neugebauer was not awarded a Top-Up Grant in 2025.
Pursuant to the Neugebauer Agreement, the Company will reimburse Mr. Neugebauer for private or first-class travel on a commercial aircraft for business purposes. Additionally, the Company will reimburse Mr. Neugebauer for the costs associated with the Company’s or its affiliates’ use of an aircraft owned by Mr. Neugebauer when such aircraft is used for business travel by Mr. Neugebauer or any other employee or service provider of the Company.
Employment Agreements with the Executive Team
Prior to our initial public offering, the Company entered into an employment agreement with each of the Non-CEO NEOs, in each case, dated as of September 30, 2025, pursuant to which Mr. Everson serves as the Company’s Chief Financial Officer, Mr. Ortiz serves as the Chief Operating Officer, and Mr. Hamilton serves as the Company’s Chief Site Development Officer (the “Executive Agreements”). Pursuant to the Executive Agreements, the Non-CEO NEOs are each entitled to an annual base salary of $500,000, prorated for any partial years of employment, and payable in accordance with the Company’s normal payroll practices.
The Executive Agreements also provide for each Non-CEO NEO’s eligibility to receive (i) an annual performance-based bonus, with a target of 200% of such executive’s annual base salary (the “Annual Bonus”) and (ii) starting January 1, 2026, an annual long-term incentive award with respect to each calendar year under the 2025 Incentive Plan in an amount equal to 200% of the Executive’s base salary (the “Annual Incentive Award”). Any Annual Incentive Award is subject to the terms of the Executive Agreement and the executive’s continued employment through the applicable date of grant.
Under the Neugebauer Agreement and the Executive Agreements, each NEO is fully indemnified by us for actions associated with serving as an executive to the fullest extent permitted under Texas law.
Departure of Certain Named Executive Officers
As previously disclosed, following the end of the 2025 fiscal year, Mr. Neugebauer was removed from his role as the Company’s Chief Executive Officer, effective April 17, 2026, but continued to be employed by the Company and serve as a member of the Board until April 30, 2026. In addition, Mr. Everson resigned from his position as the Company’s Chief Financial Officer and Secretary, effective April 19, 2026 and is no longer an officer or employee of the Company. On April 30, 2026, the Company terminated Mr. Neugebauer’s employment for Cause pursuant to his Employment Agreement as a result of conduct in violation of the terms of such agreement and of Company policies. As a result of his termination for Cause, Mr. Neugebauer was automatically removed from the Board.
On April 17, 2026, the Company established an Office of the Chief Executive Officer, consisting of Mr. Ortiz and Anna Bofa, to serve as the Company’s interim operational leadership team. Mr. Ortiz and Ms. Bofa will serve as Co-Presidents of the Company. Ms. Bofa is currently an observer on the Board.

Outstanding Equity Awards at 2025 Year-End
The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2025.

Name	Grant Date	Stock Awards
		Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Toby Neugebauer	08/02/2025	7,500,000(3)	60,000,000	—	—
Miles Everson	08/02/2025	6,300,000(4)	50,400,000	—	—
Jacobo Ortiz Blanes	08/02/2025	6,300,000(4)	50,400,000	—	—
Charlie Hamilton	08/02/2025	6,300,000(4)	50,400,000	—	—
(1)    Represents unvested RSUs that are subject to the 2025 Incentive Plan, after giving effect to the September Stock Split. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting.
(2)    Market value was calculated using the closing price per share of our common stock on December 31, 2025 (the last trading day of 2025), which was $8.00.
(3)    The outstanding RSUs vest on January 1, 2028, subject to continued service with the Company through such date.
(4)     One-third of the outstanding RSUs vested on March 29, 2026. The remaining two-thirds vest in equal installments on September 30, 2026, and September 30, 2027, subject to continued service with the Company through the applicable vesting date.
Potential Payments Upon Termination or Change in Control
In 2025, each of our NEOs was eligible to receive certain payments and benefits upon a termination of employment pursuant to the terms and conditions of their respective employment agreements.
Neugebauer Agreement
The Neugebauer Agreement provides for certain payments and benefits in the event of the termination of Mr. Neugebauer’s employment in 2025. The material terms of these arrangements are described below:
•Termination for cause, without good reason. In the event Mr. Neugebauer’s employment is terminated by the Company for cause or by Mr. Neugebauer without good reason, then Mr. Neugebauer will be entitled to receive (i) any earned but unpaid base salary, (ii) any accrued but unused vacation time, (iii) all vested benefits in accordance with the Company’s or its subsidiaries’ employee benefit plans, (iv) any unreimbursed business expenses incurred prior to his termination of employment, and (v) a Top-Up Grant in respect of the period between the date of the Top-Up Grant immediately preceding his termination date and the termination date (each of items (i) through (v), the “Neugebauer Accrued Obligations”).

•Termination without cause, for good reason, or due to death or disability. In the event Mr. Neugebauer’s employment is terminated by the Company without cause, by Mr. Neugebauer for good reason or due to Mr. Neugebauer’s death or disability, then Mr. Neugebauer will be entitled to receive (i) the Neugebauer Accrued Obligations and (ii) (A) an amount equal to two (2) times Mr. Neugebauer’s base salary as of immediately prior to his termination, and (B) a lump sum payment equal to eighteen (18) months of health insurance premiums pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”). Payments and benefits upon a termination of Mr. Neugebauer’s employment by the Company without cause or by Mr. Neugebauer for good reason are subject to Mr. Neugebauer’s execution, nonrevocation, and delivery of a release of claims to the Company within 30 days of his termination. Mr. Neugebauer will also be entitled to accelerated vesting or settlement of any outstanding equity awards, as applicable, with any performance-based awards settled at target performance unless a higher level of performance was certified by the compensation committee of the Board.
For purposes of the Neugebauer Agreement, the following definitions apply:
•“Cause” generally means Mr. Neugebauer’s (i) willful and material misrepresentation relating to and having (or would be reasonably expected to have) a materially adverse impact on the Company and its subsidiaries; (ii)

conviction or pleading nolo contendere or guilty to a felony or other crime of moral turpitude; (iii) material breach of the Neugebauer Agreement or any material Company policy and failure to cure within ten (10) calendar days following written notice from the Board; or (iv) continued and willful refusal to substantially perform responsibilities to the Company under the Neugebauer Agreement and failure to cure within ten (10) calendar days following written demand from the Board.
•“Change in Control” generally means (i) a person or group acquires beneficial ownership of more than fifty percent (50%) of the Company’s voting power (excluding any person becoming a beneficial owner pursuant to merger or consolidation set forth in clause (iii)(A) below), (ii) incumbent directors cease to constitute a majority of the Board, (iii) the consummation of a merger, share exchange, reorganization, consolidation or similar transaction, unless (A) the Company’s shareholders prior to such transaction retain at least fifty percent (50%) of the combined voting power of the surviving entity or (B) such transaction was effected to implement a recapitalization or similar transaction in which no person acquires fifty percent (50%) or more of the combined voting power of the Company, and (iv) shareholder approval of a complete liquidation or dissolution of the Company or the consummation of a sale of all or substantially all of the Company’s assets, unless such sale is to an entity, at least fifty percent (50%) of the combined voting power of which are owned by shareholders of the Company in substantially the same proportions as their ownership of the Company.
•“Disability” generally means the earlier of Mr. Neugebauer (i) becoming eligible to receive long-term disability benefits under an applicable long-term disability policy of the Company and (ii) becoming unable to substantially perform his duties under the Neugebauer Agreement for periods aggregating one-hundred-eighty (180) days in any continuous three-hundred-sixty-five (365) days.
•“Good Reason” generally means (i) a change to Mr. Neugebauer’s title as Chief Executive Officer, (ii) diminution in authority, responsibilities or duties resulting in an adverse change to his role or reporting structure such that he no longer reports solely and directly to the Board, (iii) reduction in base salary or perquisites, excluding uniform reductions in benefits applicable to all executives, (iv) the Company’s material breach of the Neugebauer Agreement, (v) relocation of Mr. Neugebauer’s primary office more than twenty-five (25) miles, (vi) following a Change in Control, the Company’s successor’s failure to honor the Neugebauer Agreement, and (vii) the Company’s non-renewal of the Neugebauer Agreement, provided that none of the foregoing shall constitute “Good Reason” unless Mr. Neugebauer provides written notice of the condition and intent to terminate within sixty (60) days of the event’s occurrence, the Company fails to cure within thirty (30) days of such notice, and Mr. Neugebauer terminates his employment within thirty (30) days of such cure period.
Executive Agreements
The Executive Agreements provide for certain payments and benefits in the event of termination of the Non-CEO NEOs’ employment in 2025. The material terms of these arrangements are described below:
•Termination for cause, without good reason. In the event a Non-CEO NEO’s employment is terminated by the Company for cause or by the NEO without good reason, then such NEO will be entitled to receive (i) any earned but unpaid base salary, (ii) any accrued but unused vacation time, (iii) all vested benefits in accordance with the Company’s or its subsidiaries’ employee benefit plans, and (iv) any unreimbursed business expenses incurred prior to his termination of employment (each of items (i) through (iv), the “Executive Accrued Obligations”).
•Termination without cause, for good reason. In the event a Non-CEO NEO’s employment is terminated by the Company without cause or by the NEO for good reason, then such NEO will be entitled to receive (i) the Executive Accrued Obligations and (ii) (A) an amount equal to two (2) times the sum of (1) the NEO’s base salary as of immediately prior to his termination and (2) the NEO’s target Annual Bonus, (B) a lump sum payment equal to eighteen (18) months of health insurance premiums pursuant to COBRA for the coverage in effect immediately prior to his termination, and (C) the Annual Bonus payable with respect to the calendar year immediately preceding such termination, to the extent unpaid.
•Termination due to death or disability. In the event the Non-CEO NEO’s employment is terminated due to his death or disability, the NEO will be entitled to (i) the Executive Accrued Obligations, (ii) the Annual Bonus payable with respect to the calendar year immediately preceding such termination, to the extent unpaid, and (iii) accelerated vesting or settlement with respect to all equity or equity-based awards, with any performance-based awards settled at target performance unless a higher level of performance was certified by the compensation committee of the Board.
For purposes of the Executive Agreements, the following definitions apply:
•“Cause” generally means the Executive’s (i) theft of material property relating to the Company or its subsidiaries, embezzlement, or fraud, (ii) willful or material misrepresentation relating to and having (or would be reasonably expected to have) a materially adverse impact on the Company and its subsidiaries, (iii) any material, uncured, if curable, violation of any of his fiduciary duties, (iv) conviction or pleading nolo contendere or guilty to a felony or other crime of moral turpitude, (v) material breach of the Company’s written code of conduct and business ethics or other material written policy or procedure applicable to Executive in effect from time to time relating to personal conduct and failure to cure within ten (10) calendar days following notice from the Board, (vi) continued and willful refusal to substantially perform responsibilities to the Company under the Executive Agreement and failure to cure within ten (10) calendar days following written demand from the Board, and (vii) material breach of the Executive Agreement and failure to cure within ten (10) calendar days following written notice from the Board.
•“Disability” generally means the Executive becoming eligible to receive long-term disability benefits under an applicable long-term disability policy of the Company.
•“Good Reason” generally means (i) a material diminution in the Executive’s authority, responsibilities, title, or duties, (ii) a material reduction in the Executive’s base salary, (iii) the Company’s material breach of the Executive Agreement, (iv) relocation of the Executive’s primary office more than fifty (50) miles, or (v) the Company’s non-renewal of the Executive Agreement, provided that none of the foregoing shall constitute “Good Reason” unless the Executive provides written notice of the condition and intent to terminate within thirty (30) days of the event’s occurrence, the Company fails to cure within thirty (30) days of such notice, and the Executive terminates his employment within fifteen (15) days of such cure period. Notwithstanding the foregoing, in order to resign for Good Reason under (v), the Executive must provide written notice of resignation to the Company within twenty (20) days after receipt of the Company’s notice of non-renewal, and the Company shall have five (5) days following its receipt of the Executive’s notice of intent to terminate for Good Reason to rescind its notice of non-renewal.
Policies and Practices Relating to the Timing of Equity Awards
We do not currently grant, nor have we historically granted, stock options or similar awards as part of our equity compensation programs. If stock options or similar awards were to be granted in the future, we would not grant such options or similar awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock. During fiscal year 2025, we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

DIRECTOR COMPENSATION

For fiscal year ending December 31, 2025, no compensation was awarded or paid to the non-employee members of our Board. The compensation paid to our employee director during fiscal year 2025 is reflected in the Summary Compensation Table under the section entitled “Executive Compensation.”
On March 28, 2026, our Board adopted a comprehensive director compensation program to attract and retain qualified non-employee directors who are critical to the future value, growth and governance of our Company. The compensation package for our non-employee directors requires a significant portion of the total compensation package to be equity-based to align the interests of our directors with those of our stockholders. Under the director compensation program, our non-employee directors are entitled to the following compensation:
•Annual cash retainer of $100,000;
•Restricted Stock Units pursuant to the 2025 Incentive Plan with a value of approximately $200,000, subject to each director’s continuous service through the earlier of the date of grant or the Company’s next annual meeting;
•For the fiscal year ending December 31, 2026, a one-time initial equity award of $400,000, subject to each director’s continuous service through the date of the Company’s second annual meeting following the date of grant / second anniversary of the date of grant;

•For the fiscal year ending December 31, 2026, directors are also eligible for additional cash fees for their roles as the following: Audit Committee Chair, $30,000; Compensation Committee Chair, $25,000; Nominating and Corporate Governance Committee Chair, $20,000; Risk and Disclosure Committee Chair, $20,000; and Lead Independent Director, $35,000; and
•For the fiscal year ending December 31, 2026, directors are also entitled to an additional cash fee of $23,750 for their service on a Board committee.
In addition, each non-employee director who served as such at the time of our initial public offering is entitled to receive a grant of RSUs pursuant to the 2025 Incentive Plan, with the number of shares subject to such award determined by dividing $2,000,000 by $14.36, the historical conversion price of our Series C preferred notes, 50% of which shall vest on the first anniversary of our initial public offering and 50% of which shall vest on the second anniversary of our initial public offering (the "IPO Award"). The IPO Award has not yet been granted.
Each director is entitled to be reimbursed for: (i) travel and miscellaneous expenses to attend meetings and activities of the Board or any of its committees; (ii) travel and miscellaneous expenses related to such director’s participation in a general education and orientation program for directors; and (iii) travel and miscellaneous expenses for each director’s spouse who accompanies a director to attend meetings and activities of the Board or any of its committees. Each director is also fully indemnified by us for actions associated with serving as a director to the fullest extent permitted under Texas law.
EQUITY COMPENSATION PLAN INFORMATION

Our only equity compensation plan is the 2025 Incentive Plan. For further discussion of the awards granted under the 2025 Incentive Plan, please see Note 9 of “Notes to Consolidated Financial Statements” in our Original Form 10-K.
The following table presents information about our common stock that may be issued under the 2025 Incentive Plan as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)(1)	Weighted- average exercise price of outstanding options, warrants and rights (B)(2)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (A)) (C)(3)
Equity compensation plans approved by security holders	38,412,070		$—	73,900,580
Equity compensation plans not approved by security holders	—	$		—
Total	38,412,070		$—	73,900,580

(1)    The amount in this column reflects the number of shares of common stock subject to 38,412,070 unvested RSU awards.
(2)    No options or warrants have been granted under the 2025 Incentive Plan, and the RSU awards reflected in column (A) do not have an associated exercise price.
(3)    The amount in this column reflects the number of securities remaining available for issuance under the 2025 Incentive Plan as of December 31, 2025. The 2025 Incentive Plan contains a formula for calculating the number of securities available for issuance under the 2025 Incentive Plan. Pursuant to this formula, on the first trading day beginning in 2026, the total number of shares of our common stock reserved for issuance under the 2025 Incentive Plan annually may be increased by an amount that equals the lesser of (a) 10% of the aggregate number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, plus the Pre-IPO Equity Awards (as defined in the 2025 Incentive Plan), and (b) such smaller number of shares of common stock as determined by the Board in its sole discretion.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information with respect to the beneficial ownership of our common stock as of April 26, 2026 for:
•        each person known by us to beneficially own more than 5% of our common stock;
•        each of our directors and director nominees;
•        each of our executive officers; and
•        all of our executive officers and directors as a group.
As of April 26, 2026, we had 637,574,239 shares of common stock outstanding. The amounts and percentages of common stock beneficially owned are reported on the basis of the regulations of the SEC governing the determination of beneficial ownership of securities. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of April 26, 2026, provided that any person who acquires any such right with the purpose or effect of changing or influencing the control of the issuer, or in connection with or as a participant in any transaction having such purpose or effect, immediately upon such acquisition shall be deemed to be the beneficial owner of the securities which may be acquired through the exercise of such right. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power, and the address of all listed shareholders is 620 S. Taylor St., Suite 301, Amarillo, Texas 79101.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
5% Shareholders
Melissa A. Neugebauer 2020 Trust(1)	94,359,659	14.8%
Robert Randolph Neugebauer(2)	45,241,788	7.1%
Vicksburg Investments Management LLC(3)	44,656,376	7.0%
Caddis Holdings, LP(4)	60,946,450	9.6%
Pencross Energy, LLC(5)	51,875,000	8.1%

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Executive Officers, Directors, and Director Nominees
Toby Neugebauer(6)	139,016,035	21.8%
Miles Everson(7)	6,669,791	1.0%
Larry Kellerman(8)	11,700,000	1.8%
Mesut Uzman	—	—
Jacobo Ortiz Blanes(9)	24,575,417	3.9%
Charlie Hamilton(10)	8,975,910	1.4%
Marius Haas(11)	900,000	*
Rick Perry(12)	16,516,350	2.6%
Cordel Robbin-Coker	—	—
Lee McIntire	141,069	*
Jeffrey S. Stein	—	—
Anna Bofa	—	—
All directors, director designees, director nominees, and executive officers as a group (12 persons)	208,494,572	32.7%
*       Less than 1%

(1)Toby Neugebauer is the investment trustee for the Melissa A. Neugebauer 2020 Trust, and may be deemed to hold voting and investment power with respect to the shares held by Melissa A. Neugebauer 2020 Trust. Mr. Neugebauer disclaims beneficial ownership of the shares held by the Melissa A. Neugebauer 2020 Trust except to the extent of his pecuniary interest therein. The address of Melissa A. Neugebauer 2020 Trust is 10777 Strait Lane, Dallas, Texas 75229.
(2)Information based on a Schedule 13G filed with the SEC on November 14, 2025. Consists of (i) 22,620,894 shares of common stock held by Neugebauer 1998 Children’s Trust FBO Nathan R. Neugebauer and (ii) 22,620,894 shares of common stock held by Neugebauer 1998 Children’s Trust FBO Noah T. Neugebauer (collectively, the “1998 Children’s Trusts”). Robert Randolph Neugebauer serves as the trustee of the 1998 Children’s Trusts and may be deemed to hold shared voting and investment power with respect to the shares held by the 1998 Children’s Trusts. The address of 1998 Children’s Trusts is 10777 Strait Lane, Dallas, Texas 75229.
(3)Toby Neugebauer is a managing member of Vicksburg Investments Management LLC. The address of Vicksburg Investments Management LLC is 10777 Strait Lane, Dallas, Texas 75229.
(4)Information based on a Schedule 13G/A filed with the SEC on April 15, 2026. Griffin Perry is the manager of Caddis Holdings, LLC, which is the general partner of Caddis Holdings, LP, and each of Mr. Perry and Caddis Holdings, LLC may be deemed to hold shared voting and investment power with respect to the shares held by Caddis Holdings, LP. The address for Caddis Holdings, LP and Caddis Holdings, LLC is 1333 Oak Lawn Avenue, Suite 900, Dallas, Texas 75207.
(5)Information based on a Schedule 13G/A filed with the SEC on February 17, 2026. Steven Meisel is the managing member of Pencross Energy, LLC, and may be deemed to hold shared voting and investment power with respect to the shares held by Pencross Energy, LLC. The address of Pencross Energy, LLC is 5728 Lyndon B. Johnson Freeway, Suite 200, Dallas, Texas 75240.
(6)Consists of (i) 94,359,659 shares of common stock held by Melissa A. Neugebauer 2020 Trust, for which Mr. Neugebauer may be deemed to hold shared voting and investment power, and (ii) 44,656,376 shares of common stock held by Vicksburg Investments Management LLC, for which Mr. Neugebauer may be deemed to hold shared voting and investment power. Toby Neugebauer is the investment trustee for the Melissa A. Neugebauer 2020 Trust, and a managing member of each of Vicksburg Investments Management LLC. The address of each of the Melissa A. Neugebauer 2020 Trust, Vicksburg Investments Management LLC is 10777 Strait Lane, Dallas, Texas 75229.
(7)Consists of (i) 5,769,791 shares held by Mr. Everson and (ii) 900,000 shares of common stock held by Lady Bird Advisory LLC. Mr. Everson is a managing member of Lady Bird Advisory LLC. The address of Lady Bird Advisory LLC is 1211 W Riverside Dr, #2602, Austin, Texas 78704.
(8)Consists of 11,700,000 shares of common stock held by TFC Utilities Energy LLC. Larry Kellerman is a managing member of TFC Utilities Energy LLC. The address of TFC Utilities Energy LLC is 1707 L Street NW, Suite 400, Washington, DC 20036.
(9)Consists of (i) 1,269,092 shares of common stock held directly by Mr. Ortiz, (ii) 11,250,000 shares of common stock held by Las Brisas Financial Services LLC, (iii) 11,703,082 shares of common stock held by Amarillo Tech Opportunity I, LLC, and (iv) 353,243 shares of common stock held by Amarillo Tech Opportunity II, LLC. Mr. Ortiz is a managing member of Las Brisas Investment Management, LLC, the general partner of Las Brisas Financial Services LLC, and a managing member of Dorado Partners LLC, the general partner of Amarillo Tech Opportunity II, LLC. Mr. Ortiz has shared investment power with respect to the Amarillo Tech Opportunity II shares. The address of each of Las Brisas Investment Management, LLC,Las Brisas Financial Services LLC, Dorado Partners LLC, Amarillo Tech Opportunity I, LLC, and Amarillo Tech Opportunity II, LLC is Metro Office Park, 8 Street 1, Suite 300, Guaynabo, Puerto Rico 00968.
(10)Consists of (i) 1,325,910 shares of common stock held directly by Mr. Hamilton, (ii) 3,825,000 shares of common stock held by Gracious Endurance Trust, and (iii) 3,825,000 shares of common stock held by Steadfast Endurance Trust. Charlie Hamilton is a trustee of Gracious Endurance Trust and Steadfast Endurance Trust. The address of Gracious Endurance Trust and Steadfast Endurance Trust is 1381 Paseo Don Juan, San Juan, Puerto Rico 00907.
(11)Consists of 900,000 shares of common stock held by H4C, LLC. Marius Haas is a managing member of H4C, LLC. The address of H4C, LLC is 2001 Frances Dr, Austin, Texas 78746.
(12)Consists of 16,516,350 shares of common stock held by EPG Holdings LLC. James Richard Perry is the managing member of EPG Holdings LLC. The address of EPG Holdings LLC is 200 Oak Run Lane, Round Top, Texas 78954.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Director Independence

We have reviewed the independence of our directors using the independence standards of Nasdaq and considered whether any director has a relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our Board has affirmatively determined that Rick Perry, Marius Haas, Cordel Robbin-Coker, Lee McIntire and Jeffrey Stein are each an “independent director,” as defined under Nasdaq rules. In making these determinations, our Board considered the current and prior relationships that each director has with us and all other facts and circumstances our Board deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each director, and the transactions involving them described in this Part III, Item 13.
In addition, all members of our compensation committee are independent under Nasdaq listing standards and qualify as “non-employee directors” within the meaning of Rule 16b-3 promulgated under the Exchange Act.
Procedures for Approval of Related Party Transactions
A “Related Party Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:
•any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors;
•any person who is known by us to be the beneficial owner of more than 5.0% of our common stock;
•any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5.0% of our common stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5.0% of our common stock; and
•any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10.0% or greater beneficial ownership interest.
Our Board has adopted a written related party transactions policy. Pursuant to this policy, the audit committee reviews all material facts of all Related Party Transactions and either approves or disapproves entry into the Related Party Transaction, subject to certain limited exceptions. In determining whether to approve or disapprove entry into a Related Party Transaction, the audit committee takes into account, among other factors, the following: (i) whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and (ii) the extent of the Related Person’s interest in the transaction. Further, the policy would require that all Related Party Transactions required to be disclosed in our filings with the SEC be so disclosed in accordance with applicable laws, rules and regulations.
Related Party Transactions
The following includes a summary of transactions since our Inception and any currently proposed transactions to which we have been or are to be a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, arrangements of which are described under the sections titled “Executive Compensation.”
The descriptions set forth below are qualified in their entirety by reference to the applicable agreements.
Twenty First Century Utilities Consulting Agreement
On April 1, 2025, we entered into a Services Agreement (the “Services Agreement”) with TFC Utilities Management LP (“TFCU”) pursuant to which TFCU has agreed to provide various consulting services to the Company. Head of Power,

Larry Kellerman, is the Chief Executive Officer of TFCU. In 2025, we paid TFCU $1,332,177 under the Services Agreement, including a $750,000 discretionary bonus in connection with our initial public offering.
Director Nomination Agreement

We entered into the Director Nomination Agreement with the Investor Group that provided each member of the Investor Group with the right to designate one nominee to our Board, subject to certain conditions. The Director Nomination Agreement provided each member of the Investor Group with the right to designate one director nominee for election to our Board for so long as such member of the Investor Group beneficially owns more than 50% of their Original Amount. In the event that a member of the Investor Group beneficially owns 50% or less of such member’s Original Amount, then such member will not have the right to nominate a director nominee for election as a director. If not earlier terminated, the Director Nomination Agreement shall terminate with respect to the Investor Group on the date that is the fifth anniversary of the IPO Effective Date. In each case, any applicable nominee nominated pursuant to the Director Nomination Agreement must comply with applicable law and stock exchange rules. The Investor Group includes certain entities controlled by Griffin Perry, Toby Neugebauer, and Mr. Neugebauer’s wife. Upon consummation of the initial public offering, TMNN designated Toby Neugebauer as its director designee and Caddis Holdings LLC designated Rick Perry as its director designee. On April 17, 2026, the Melissa A. Neugebauer 2020 Trust exercised its right to nominate Mr. Everson to the Board, thereby increasing the size of the Board to seven directors.
Director and Officer Indemnification and Insurance
We currently indemnify our directors and executive officers to the fullest extent permitted by Texas law. Further, we have entered into separate indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted by applicable law against liabilities that may arise by reason of their service to the Company, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. We have also purchased directors’ and officers’ liability insurance.
Family Relationships

Nathan Neugebauer and Noah Neugebauer are sons of Toby Neugebauer and were employees of the Company in 2025. In 2025 prior to the Company’s initial public offering, Nathan Neugebauer received 750,000 Restricted Stock Units with a grant date fair value of $10,628,000, and Noah Neugebauer received 3,000,000 Restricted Stock Units with a grant date fair value of $57,878,000. The Restricted Stock Units granted to each of Nathan Neugebauer and Noah Neugebauer are subject to vesting terms and conditions.

Item 14. Principal Accountant Fees and Services
Fees Billed by Auditor
The following table sets forth the aggregate fees billed to us for the period from January 10, 2025 (Inception) through December 31, 2025 by our independent auditors Ernst & Young LLP:

Period From January 10, 2025 (Inception) Through December 31, 2025
Audit Fees	$2,313,000
Audit-Related Fees	—
Tax Fees	—
All Other Fees	773,007
Total Fees	$3,086,007
Audit Fees include fees for audit services primarily related to the audit of our annual consolidated financial statements; the review of our quarterly consolidated financial statements; comfort letters, consents and assistance with and review of documents filed with the SEC, including our registration statement on Form S-11 related to our initial public offering; and other accounting and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).
All Other Fees relate to services provided in connection with our London Stock Exchange listing in connection with the Company’s initial public offering.
Exchange Act rules generally require any engagement by a public company of an accountant to provide audit or non-audit services to be pre-approved by the audit committee of that public company. This pre-approval requirement is waived with respect to the provision of services other than audit, review or attest services if certain conditions set forth in Rule 2-01(c)(7)(i)(C) of Regulation S-X are met. The audit committee charter provides guidelines for the pre-approval of independent auditor services, including audit, audit-related, tax and other permitted non-audit services. The Committee also reviews and, if appropriate, separately approves any individual engagements that are not pre-approved under the general policy. The Committee receives and reviews detailed reports from management and the independent auditor regarding the nature and scope of services provided to the Company. The Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees detailed above were approved by the audit committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) No financial statement or supplemental data are filed with this Amendment. See the Index to Consolidated Financial Statements of the Original Form 10-K.
(b) The information required to be submitted in the Financial Statement Schedules has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X; therefore, those schedules have been omitted.
(c) Exhibits.
The following exhibits are incorporated herein by reference or are filed with this Amendment, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):
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

10.12#
Ground Lease Agreement, dated as of May 14, 2025, by and among The Texas Tech University System, Texas Tech University and Fermi SPE, LLC (incorporated by reference to Exhibit 10.09 to the Company’s Registration Statement on Form S-11/A filed with the Commission on September 30, 2025).

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

10.17#
Equipment Supply Loan Financing Agreement, dated February 10, 2026 among Fermi Turbine Warehouse LLC, as borrower, Firebird Equipment Holdco, LLC, as subsidiary guarantor, and MUFG Bank, Ltd., as administrative agent and lender. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2026).

10.18#
Master Loan Agreement, dated as of February 19, 2026, among Fermi High Voltage Warehouse LLC, the lenders party thereto, Keystone National Group, LLC, as collateral agent and administrative agent and Cape Commercial Finance LLC, as sole arranger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2026).

10.19
Senior Unsecured Promissory Note dated March 30, 2026, among Fermi Inc., as borrower, with YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP. (incorporated herein by reference to the Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2026).

10.20	Director Nomination Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-11/A filed with the Commission on September 24, 2025)
19.1	Fermi Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2025).
21.1	List of Subsidiaries of Fermi Inc. (incorporated herein by reference to the Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2026).
23.1
Consent of Ernst & Young LLP, independent registered public accounting firm (incorporated herein by reference to the Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2026).

31.1
Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to the Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2026).

31.2
Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to the Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2026).

31.3*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2026).

97.0*	Fermi Inc. Compensation Recovery Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

FERMI INC.

Date: April 30, 2026	By:	/s/ Jacobo Ortiz Blanes
Jacobo Ortiz Blanes
Co-President of the Office of the Chief Executive Officer
(Principal Executive Officer)