Form 10-Q
period 2026-03-31
Fermi Inc.
filed 2026-05-15
CIK 2071778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of May 11, 2026, there were 637,574,239 shares of common stock, par value of $0.001 per share, outstanding.

FERMI INC.
Form 10-Q
Period Ended March 31, 2026

EXPLANATORY NOTE
Fermi Inc. was originally formed as Fermi LLC, a Texas limited liability company, on January 10, 2025 (“Inception”). On September 30, 2025, immediately following the effectiveness of our registration statement on Form S-11 in connection with our IPO, the Company effected a statutory conversion from a Texas limited liability company to a Texas corporation pursuant to and in accordance with a plan of conversion (the “Corporate Conversion”). The purpose of the Corporate Conversion was to reorganize the Company’s corporate structure so that the entity offering its securities to the public in the IPO would be a corporation rather than a limited liability company. References in this Quarterly Report on Form 10-Q to “Fermi”, “we”, “us”, “our” and “the Company” (i) for periods prior to the Corporate Conversion, refer to Fermi LLC, and, where appropriate, its consolidated subsidiaries and (ii) for periods after the Corporate Conversion, refer to Fermi Inc., and, where appropriate, its consolidated subsidiaries.
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

Special Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” “strive,” “endeavor,” “mission,” “goal,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.
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
•we and our target customers operate in a politically sensitive environment, and the public perception of nuclear energy, gas-fired power generation, artificial intelligence, and powered shell development can affect our customers and us;
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
•the termination of our Chief Executive Officer, Toby Neugebauer, and resignation of our Chief Financial Officer, Miles Everson, and the resulting leadership transition exposes us to potential delays in our ability to execute on certain aspects of our business strategy as we search for new permanent executive leadership;
•the actions of our former Chief Executive Officer, Toby Neugebauer, and related persons to initiate a proxy contest in an effort to take control of our Board of Directors, and to bring or threaten lawsuits against the Company and its directors and officers, have caused and are expected to continue to cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business;
•changes in, or the failure or inability to comply with, local, state, federal and applicable international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates; and
•the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us.
The risks and uncertainties set forth above are not exhaustive. Other sections of this Quarterly Report on Form 10-Q, including Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors.” discuss these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements.
Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Fermi Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts and share numbers)
(unaudited)

	As of March 31, 2026	As of December 31, 2025
Assets
Property, plant, and equipment, net	$1,430,909	$935,295
Cash and cash equivalents	207,501	408,529
Restricted cash	35,792	—
Prepaid expenses and other assets	63,592	47,753
Operating lease right-of-use assets	39,699	21,737
Total assets	$1,777,493	$1,413,314
Liabilities and stockholders’ equity
Debt, net	$421,296	$109,799
Accounts payable and accrued liabilities	238,624	176,572
Operating lease liabilities	43,714	21,320
Other liabilities	1,582	9,751
Total liabilities	705,216	317,442
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.001 par value; 2,400,000,000 shares authorized, 629,839,790 shares issued and outstanding as of March 31, 2026 and December 31, 2025	628	628
Preferred stock, $0.001 par value; 10,000,000 shares authorized, and no shares issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	1,393,541	1,228,443
Accumulated deficit	(321,892)	(133,199)
Total stockholders’ equity	1,072,277	1,095,872
Total liabilities and stockholders’ equity	$1,777,493	$1,413,314
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fermi Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share numbers)
(unaudited)

	Three Months Ended March 31, 2026	For the period from January 10, 2025 (Inception) through March 31, 2025
Expenses:
General and administrative	$166,244	$78
Total expenses	166,244	78
Loss from operations	(166,244)	(78)
Other income (expense):
Interest income	2,349	—
Other income (expense), net	(24,798)	—
Total other income (expense)	(22,449)	—
Net loss	$(188,693)	$(78)
Net loss per share – basic and diluted	$(0.30)	$ (0.00)
Weighted average shares outstanding – basic and diluted	629,839,790	73,687,500
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fermi Inc.
Condensed Consolidated Statements of Stockholders’/Members’ Equity
(in thousands, except unit and share numbers)
(unaudited)

Three Months Ended March 31, 2026

	Members’ Equity - Class A		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’/ Members’
	Units	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2025	—	$—	629,839,790	$628	$1,228,443	$(133,199)	$1,095,872
Share-based compensation expense (Note 7)	—	—	—	—	165,098	—	165,098
Net Loss	—	—	—	—	—	(188,693)	(188,693)
Balance, March 31, 2026	—	$—	629,839,790	$628	$1,393,541	$(321,892)	$1,072,277

For the period from January 10, 2025 (Inception) through March 31, 2025
	Members’ Equity - Class A		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’/ Members’
	Units	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 10, 2025 (Inception)	—	$—	—	$—	$—	$—	$—
Capital contributions, net of deferred offering costs	122,437,500	498	—	—	—	—	498
Net income (loss)	—	(78)	—	—	—	—	(78)
Balance, March 31, 2025	122,437,500	$420	—	$—	$—	$—	$420
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fermi Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31, 2026	For the period from January 10, 2025 (Inception) through March 31, 2025
Cash flows used in operating activities:
Net loss	$(188,693)	$(78)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	133,980	—
Loss on extinguishment of debt	24,753	—
Other non-cash activities	222	3
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	29,292	29
Prepaid expenses and other assets	(6,899)	—
Net cash used in operating activities	$(7,345)	$(46)
Cash flows used in investing activities:
Investments in property, plant, and equipment	(441,188)	(32)
Other investing activities	—	—
Net cash used in investing activities	$(441,188)	$(32)
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt discount	430,827	—
Repayment of Macquarie term loan	(144,294)	—
Payment of debt issuance costs	(3,236)	—
Proceeds from contributions by members, net of issuance costs	—	297
Net cash provided by financing activities	$283,297	$297
Change in cash, cash equivalents and restricted cash	(165,236)	219
Cash, cash equivalents and restricted cash, at beginning of period	408,529	—
Cash, cash equivalents and restricted cash, at end of period	$243,293	$219

Cash, cash equivalents and restricted cash, at end of period:
Cash and cash equivalents	$207,501	$219
Restricted cash	35,792	—
Cash, cash equivalents and restricted cash, at end of period	$243,293	$219
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fermi Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except unit, per unit, share, and per share numbers)
(unaudited)

1. Organization and Description of Business
Organization
Fermi Inc. was originally formed as Fermi LLC, a Texas limited liability company, on January 10, 2025 (“Inception”). On September 30, 2025, immediately following the effectiveness of our registration statement on Form S-11 in connection with our IPO, the Company effected a statutory conversion from a Texas limited liability company to a Texas corporation pursuant to and in accordance with a plan of conversion (the “Corporate Conversion”). References in this Quarterly Report on Form 10-Q to “Fermi”, “we”, “us”, “our” and “the Company” (i) for periods prior to the Corporate Conversion, refer to Fermi LLC, and, where appropriate, its consolidated subsidiaries and (ii) for periods after the Corporate Conversion, refer to Fermi Inc., and, where appropriate, its consolidated subsidiaries.
As a result of the Corporate Conversion, Fermi Inc. succeeded to all of the property, assets, debts, and obligations of Fermi LLC. Fermi Inc. is governed by a certificate of formation filed with the Texas Secretary of State and bylaws adopted by its board of directors (the “Bylaws”).
The Company’s mission is to power the intelligence of tomorrow. The Company is in the process of developing its first campus, Project Matador, as an approximately 11-gigawatt on-demand energy generation and powered shell AI infrastructure campus located in Carson County, Texas. With additional acreage acquired or under contract, Project Matador is expandable up to approximately 17 gigawatts of total generation capacity, subject to the closing of additional land acquisitions and receipt of incremental permits. Project Matador is planned to provide hyperscale customers with approximately 15 million square feet of AI infrastructure space powered by a combination of on-site solar, gas, and nuclear power infrastructure. Preliminary site development commenced in 2025, and vertical construction is expected to commence upon execution of a definitive lease agreement with a prospective tenant. Commercial operations for the first powered shell campus are targeted to commence in 2027. Disclosures of the energy generation and square footage of facilities are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).
We anticipate generating substantially all of our revenue from lease rental income from hyperscaler tenants. As of March 31, 2026, we have not yet commenced revenue generating activities. All activity through March 31, 2026, is related to our formation and initial engagement with various commercial parties to facilitate infrastructure procurement, leasing, preliminary site development, and marketing activities for Project Matador. We do not expect to generate operating revenues until powered shell facilities are delivered to tenants. We generate non-operating income in the form of interest income on cash. Our fiscal year ends on December 31.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under Accounting Standards Updates (“ASUs”). The reporting currency of the Company is the U.S. Dollar. Dollar amounts in the financial statements are presented in thousands, except as otherwise stated. Share, per share, unit and per unit data are presented as whole numbers. The unaudited condensed consolidated financial statements include the accounts of Fermi Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In management’s opinion, the unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to fairly state the Company’s financial position and results of operations. Results for the period presented are not necessarily indicative of the results that may be expected for any subsequent period.

The significant accounting policies presented in these unaudited condensed consolidated financial statements are consistent with those described in the Company's Annual Report on Form 10-K.
Liquidity, Going Concern and Capital Resources
Under ASC Topic 205-40, Presentation of Financial Statements—Going Concern, we are required to evaluate whether conditions or events raise substantial doubt about our ability to meet future financial obligations as they become due within one year after the unaudited condensed consolidated financial statements are issued.
Project Matador will require substantial capital investment to achieve commercial operation. As of March 31, 2026, the Company had not generated any revenues, has incurred recurring losses from operations and negative cash flows from operating activities since inception, and has substantial near-term capital expenditure obligations under existing equipment purchase, construction, lease and other project-related commitments. As of March 31, 2026, the Company had cash on hand of $207,501 and restricted cash of $35,792, a portion of which is available to fund defined capital expenditures. When measured against forecasted disbursements under the Company’s current operating plan, these resources are not sufficient to satisfy the Company’s financial obligations as they become due within one year after the date these unaudited condensed consolidated financial statements are issued. Considered in the aggregate and before consideration of management’s plans, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within that period.
In order to alleviate the substantial doubt, the Company has approved and undertaken several measures. In addition to its existing cash on hand and restricted cash, the Company has undrawn committed borrowing capacity under the Yorkville Note (as defined below) of up to $156,250 and the Company’s existing equipment financing facilities, the terms of which are further described in Note 5, Debt, net. The Company also holds significant equity in its power generation, substation and transformer, data center and other ancillary equipment, and, in the event the Company elects to monetize all or any portion of these assets in markets where demand currently exceeds available supply, such monetization would further mitigate the Company’s near-term liquidity needs. In addition, the Company is actively working with its suppliers, contractors and other counterparties to sequence the timing of future capital expenditures with the execution of definitive tenant agreements and the corresponding project-level financing arrangements expected to be secured in connection therewith, in order to align cash outflows with available liquidity through the assessment period. Certain of the Company’s near-term cash commitments, including obligations to post collateral and credit support in connection with certain commercial arrangements, are intended to secure capacity for anticipated future tenant demand rather than to support current operations. Management expects to defer, scale, or renegotiate the timing and amount of these obligations with the applicable counterparties as development progresses and tenant requirements are finalized. There is no guarantee that these counterparties will agree to renegotiate the terms of their commercial arrangements with the Company, and it is possible that management’s efforts to renegotiate terms or defer obligations under existing commercial arrangements, such as deferring or renegotiating obligations to post collateral and credit support in connection with certain commercial arrangements, could result in a termination of those arrangements by the counterparties. The Company is also pursuing one or more additional project-level capital arrangements and customer arrangements with strategic counterparties that, although subject to counterparty action and other conditions outside the Company’s control and therefore not relied upon by management in concluding that substantial doubt has been alleviated, would, if executed, provide further liquidity to the Company.
Based on the magnitude and timing of available draws under the Yorkville Note, the Company’s cash on hand and restricted cash, undrawn capacity under the Company’s existing committed equipment financing facilities, and the Company’s ability to sequence capital expenditures to align with the execution of definitive tenant agreements and associated project financing, management has concluded that (i) it is probable that the Company’s plans will be effectively implemented within twelve months following the issuance of these unaudited condensed consolidated financial statements and (ii) it is probable that those plans, when implemented, will mitigate the conditions and events that raise substantial doubt. Accordingly, management has concluded that its plans alleviate the substantial doubt about the Company’s ability to continue as a going concern within that period, and these unaudited condensed consolidated financial statements have been prepared on a going concern basis. There can be no guarantee that the Company’s plans will be successfully implemented or, if implemented, that they will mitigate the conditions and events that gave rise to substantial doubt within that period.
Related Party Transactions
The Company identifies related parties in accordance with ASC 850, Related Party Disclosures, which includes affiliates, equity method investees, principal owners, members of management, their immediate families, and any other party that can significantly influence the management or operating policies of the Company. Transactions with related parties are disclosed when material to the financial statements, even if conducted on terms equivalent to those prevailing in arm's-length transactions.
During the three months ended March 31, 2026, the Company incurred approximately $759 in rental and related costs under a non-exclusive aircraft dry lease agreement with TMNN Manager, LLC, an entity affiliated with Toby Neugebauer, the Company's former Chief Executive Officer. Under the agreement, effective January 8, 2026, the Company leased a Gulfstream GVI aircraft from TMNN on an hourly and monthly rental basis for use in operations. Because either party may terminate the agreement for convenience, the Company has elected the short-term lease exemption under ASC 842.
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet. Actual results could differ from those estimates. We believe the estimates and assumptions underlying our unaudited condensed consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2026.
Cash and Cash Equivalents
We consider short-term, highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash consists of funds held in our checking and savings accounts. Cash is maintained with financial institutions located in the United States that management believes to be creditworthy. While we monitor the credit quality of our banking relationships, our cash balances may, at times, exceed the federally insured limits.
Restricted Cash
Restricted cash represents amounts deposited in a bank account that are required to remain restricted in accordance with the terms of the related financing or standby letter of credit agreements. As of March 31, 2026, the Company had restricted cash of $35,792, with $30,459 related to borrowings under the MUFG equipment financing agreement and $5,333 for our cash-collateralized standby letter of credit agreement. When the Company has a restricted cash balance at the beginning or end of a reporting period, restricted cash amounts are included in restricted cash in the unaudited condensed consolidated balance sheets. The unaudited condensed consolidated statements of cash flows reconcile the beginning-of-period and end-of-period total amounts of cash, cash equivalents and restricted cash.
Income Taxes
The unaudited condensed consolidated financial statements have been prepared using the tax classification of the Company as a corporation for U.S. federal income tax purposes for the periods presented.
Fermi intends to elect to be taxed as a REIT for U.S. federal income tax purposes beginning August 1, 2025, with the filing of its initial Form 1120-REIT, U.S. Income Tax Return for Real Estate Investment Trusts for its taxable year ended December 31, 2025 and thereafter.
As long as Fermi qualifies as a REIT, it generally will not be subject to U.S. federal income tax at the REIT level on taxable income that is currently distributed to stockholders. Fermi intends to distribute substantially all of its REIT taxable income and therefore does not expect to incur U.S. federal income tax at the REIT level.
Fermi may, however, be subject to U.S. federal income tax and excise taxes in certain circumstances, including on undistributed taxable income or if it fails to satisfy REIT requirements. In addition, our taxable REIT subsidiaries are subject to U.S. federal, state, and local income taxes as regular C corporations, as described below. No provision for U.S. federal income taxes has been recognized at the REIT level in the accompanying unaudited condensed consolidated financial statements for the periods presented.
Taxable REIT Subsidiary
A taxable REIT subsidiary, or (“TRS”), is an entity that is taxable as a corporation in which we directly or indirectly own stock and that elects with us to be treated as a TRS. The use of TRSs enables us to continue to engage in certain businesses and jurisdictions while complying with REIT qualification requirements. We may, from time to time, change the election of a previously designated qualified REIT subsidiary to a TRS. Effective March 30, 2026, we elected to convert Fermi

Turbine Holdco LLC, together with its direct wholly owned subsidiary Fermi Turbine Warehouse LLC and its indirect wholly owned subsidiary Firebird Equipment Holdco LLC, to a TRS.
As of March 31, 2026, our TRSs hold non-qualifying REIT assets. Given the TRS election became effective on March 30, 2026, the TRSs did not generate taxable income or loss during the period from the effective date of the election through March 31, 2026. Accordingly, no current or deferred provision (benefit) for U.S. federal, state, or local income taxes has been recognized at the TRSs in the accompanying unaudited condensed consolidated financial statements for the periods presented.
Segments
All of the Company’s activities relate to our business of building and owning powered shell facilities. As of March 31, 2026, operational and strategic decision-making responsibilities were overseen collectively by the Company’s officers, including the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and the Head of Power. This group, functioning collectively in the role of the chief operating decision maker (“CODM”), evaluates performance and allocates resources based on the overall operations and financial results of the Company as a whole. Based on the structure of our operations and the manner in which the CODMs monitor and manage the business, we have concluded that the Company operates as a single operating segment and, accordingly, a single reportable segment for accounting and financial reporting purposes.
The Company’s single reportable segment is expected to earn substantially all of its revenue from lease rental income from hyperscaler tenants. The CODMs manage the Company as a single business and use GAAP net income (loss), as presented in the unaudited condensed consolidated statement of operations, as the primary financial measure for assessing performance and allocating resources. The CODMs regularly review the consolidated statement of operations, including the various expense and other line items, as presented in the Company’s unaudited condensed consolidated financial statements. No significant separate revenue or expense categories are regularly evaluated by the CODMs other than those already reflected in the consolidated statement of operations. Additionally, the CODMs assess segment assets as presented within the Company’s consolidated balance sheet, as there is no distinction between segment assets and total assets. All assets will be located within the United States or vendor locations abroad. Because the Company operates as a single segment, the accounting policies applied are consistent with the Company’s other significant accounting policies described within Note 2, Significant Accounting Policies.
Supplemental Cash Flow Information
The following table shows supplemental cash flow information:

Noncash investing and financing activities:	For the Three Months Ended March 31, 2026
Accrued investments in Property, plant and equipment, net	$108,428
Capitalized share-based compensation expense related to Property, plant and equipment, net	31,118
ROU asset obtained in exchange for a new operating lease liability	21,448
Accrued discounts and debt issuance costs	15,355
Capitalized interest related to investments in Property, plant and equipment, net	5,718
Capitalized operating lease expense related to Property, plant and equipment, net	4,209
Other Income (Expense), Net
For the three months ended March 31, 2026, other income (expense), net of $24,798 consists primarily of a $24,753 loss on the extinguishment of the Macquarie Term Loan and other non-operating expense of $45 for other financial advisory fees.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of this standard. The standard requires the disclosure of additional information about specific expense categories in the notes to the unaudited condensed consolidated financial statements. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The standard allows for adoption on a prospective or retrospective basis. We are currently assessing the impact of adopting ASU 2024-03 on our unaudited condensed consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt—Debt with Conversion and Other Options. The amendments in this ASU are effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The Company adopted this guidance effective January 1, 2026. The adoption of ASU 2024-04 did not have a material impact on our unaudited condensed consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (“Subtopic 350-40”): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which amends certain aspects of the accounting for and disclosure of software costs under Subtopic 350-40. The amendments improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. ASU 2025-06 is effective for annual periods beginning after December 15, 2027 and for interim periods within those annual reporting periods, with early adoption permitted. We early adopted ASU 2025-06 effective January 1, 2026 on a prospective basis and the impact of the adoption was not material to our unaudited condensed consolidated financial statements.
3. Net Loss Per Share
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
Net Loss Per Share Computation

	Three Months Ended March 31, 2026	For the period from January 10, 2025 (Inception) through March 31, 2025
Net loss - basic and diluted	$(188,693)	$(78)
Weighted average number of common shares outstanding - basic and diluted	629,839,790	73,687,500
Net loss per common share - basic and diluted	$(0.30)	$ (0.00)
The computation of net loss per share for the three months ended March 31, 2026 excludes 38,718,220 shares of restricted stock units, as the Company reported a net loss for the period and the effect of all potentially dilutive securities outstanding as of March 31, 2026 would have been anti-dilutive.
For the period from January 10, 2025 (Inception) through March 31, 2025, we had 122,437,500 Class A Units outstanding, of which 48,750,000 were unfunded Class A Units that were contingently returnable. In accordance with ASC 260, the contingently returnable Class A Units have been excluded from the weighted average units outstanding for purposes of calculating the basic net income (loss) per unit. There were no securities outstanding that were dilutive to basic net income (loss) per unit.

4. Property, Plant, and Equipment
Property, plant, and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
Construction in progress	$1,423,120	$929,371
Land	7,789	5,924
Gross property, plant, and equipment	$1,430,909	$935,295
Less: accumulated depreciation	—	—
Total property, plant, and equipment, net	$1,430,909	$935,295
As of March 31, 2026, the Company's property, plant, and equipment, net consisted entirely of land and construction in progress. No depreciable property, plant, and equipment had been placed in service, and accordingly, no depreciation expense was recognized during the three months ended March 31, 2026. We capitalized $31,118 of share-based compensation during the three months ended March 31, 2026, as the related employee services were attributable to the Company's construction activities. Interest expense of $11,450 was capitalized during the three months ended March 31, 2026, all of which is included within property, plant, and equipment, net on the consolidated balance sheet.
5. Debt, net
The table below summarizes the Company’s debt:

		As of March 31, 2026		As of December 31, 2025
	Maturity	Amounts	Effective interest rate	Amounts	Effective interest rate

Macquarie Term Loan	2026	$—	$—	$148,986	48.9%
MUFG Equipment Financing	2027	396,567	12.1%	—	—
Keystone Equipment Financing	2031	39,540	13.3%	—	—
Beal Equipment Financing	2028	3,020	14.2%	—	—
Total debt		$439,127		$148,986
Less: Unamortized debt issuance costs and discount		(17,831)		(39,187)
Total debt, net		$421,296		$109,799
Macquarie Term Loan
On February 10, 2026, the Company repaid in full all outstanding obligations under the Macquarie Term Loan, including the required prepayment premium, using proceeds from the MUFG Equipment Financing Facility. In connection with the repayment, the Company recognized a loss on extinguishment of debt of $24,753, which is included in other income (expense), net in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2026.
MUFG Equipment Financing
On February 10, 2026, Fermi Turbine Warehouse LLC entered into an Equipment Supply Loan Financing Agreement with MUFG Bank, Ltd. providing for a senior secured equipment loan warehouse facility with a total commitment of up to $500,000. The facility matures on August 10, 2027. Borrowings bear interest at Term SOFR or Daily Simple SOFR, in each case plus 4.0% per annum. Minimum principal payments are due quarterly, with the remaining principal and other obligations due at maturity. No minimum principal payment is due prior to the nine-month anniversary of the closing date. Thereafter, the minimum quarterly principal payment is 10% of the aggregate principal outstanding, reduced to 5% if a lease or offtake agreement for at least 400 MW of the first phase of Project Matador has been signed by such anniversary. If no such agreement has been signed by that date, the administrative agent may begin marketing the equipment to potential buyers, but may not sell or foreclose absent an event of default. As of March 31, 2026, $396,567 was outstanding under the facility.
Keystone Equipment Financing
On February 19, 2026, Fermi High Voltage Warehouse LLC (“HVW”) entered into a master loan agreement with Keystone National Group, LLC, as agent, and Keystone Private Income Fund, as initial lender, providing for equipment-backed advances of up to $120,000 in aggregate principal, with the potential to increase by an additional $100,000 subject to lender approval (the "Keystone Facility"). Advances fund up to 80% of the purchase price of financed equipment, with the remaining 20% funded by HVW or its affiliates. As of March 31, 2026, $39,540 was outstanding under the Keystone Facility. Each advance is evidenced by a separate promissory note with interest rate and term set at issuance. The Keystone Facility is not a revolving credit facility.
The Keystone Master Loan Agreement includes a minimum liquidity covenant of $20,000, a mandatory prepayment requirement if an approved customer agreement has not been received by December 31, 2026, and a collateral coverage requirement under which outstanding principal may not exceed 110% of the fair market value of the financed equipment.
Beal Equipment Financing
On March 26, 2026, Fermi Turbine Warehouse II LLC ("FTW II"), a Texas limited liability company and indirect wholly owned subsidiary of the Company, entered into an Equipment Supply Loan Financing Agreement with CLMG Corp., as agent, and the lenders party thereto, providing for a senior secured term loan facility of up to $165,000 to fund the acquisition of six Siemens Energy SGT-800 gas turbines and related equipment for Project Matador (the "Beal Equipment Financing"). Loans bear interest at 12.00% per annum (14.00% upon an event of default), payable quarterly in arrears. The facility matures 33 months after the closing date. As of March 31, 2026, $3,020 was outstanding under the facility.
Of the total commitment, up to $22,900 is reserved to fund interest and commitment fee payments. An unused commitment fee of 1% per annum is payable quarterly on the undrawn portion. On the maturity date, FTW II is required to pay an exit fee equal to $37,000 less cumulative interest and commitment fees paid through such date. Mandatory prepayment is required upon, among other things, an event of loss, a disposition of equipment or equity interests, or a change of control.
Yorkville Promissory Note
On March 30, 2026, the Company entered into a senior unsecured promissory note with YA II PN, Ltd. (the “Yorkville Note”), an investment fund managed by Yorkville Advisors Global, LP, with a committed principal amount of $156,250. The note provides for up to five advances through October 1, 2026, with the committed amount reducing by approximately $26,042 every 30 days. Each advance is funded net of a 4% funding premium. The note matures in September 2027 and bears interest at 0% per annum, subject to increase to 18% upon an event of default. As of March 31, 2026, no amounts had been drawn.
Beginning thirty days following the first advance, the Company is required to make monthly amortization payments. At least $10,000 of each payment must be satisfied in shares of common stock, valued based on volume-weighted average pricing mechanics, subject to a cap of 8,000,000 shares per payment and 40,000,000 shares in the aggregate. The Company may settle additional amounts in shares or cash (at 102% of the applicable principal, or 100% if funded through equity line proceeds). A monthly exit fee applies to outstanding principal, escalating from 0% during the first 180 days to 1% from day 181 to day 365 and 1.33% after day 365.
As of March 31, 2026, the Company was in compliance with all material covenants under its debt agreements. At March 31, 2026, the carrying value of the various facilities approximated their fair value.
6. Leases
TTU Lease
On May 14, 2025, the Company entered into a 99-year ground lease (“TTU Lease”) with Texas Tech University (“TTU”) for 5,769 acres of land in Carson County, Texas, intended for the development of Project Matador. Following a first amendment executed in August 2025, the Project Matador site was set at approximately 4,523 acres, with an additional 713-acre tract to be added upon transfer from a federal agency to TTU. Lease commencement for the 4,523-acre site occurred in September 2025. The lease term for the additional 713-acre tract had not yet commenced as of March 31, 2026.

The lease contains no lessee-controlled options to extend or terminate and provides for annual escalations to lease payments.
At lease commencement, the Company recognized an operating lease ROU asset and corresponding lease liability, measured at the present value of future lease payments, discounted using the Company’s incremental borrowing rate of 16.1%. As of March 31, 2026, the ROU asset and lease liability totaled $18,395 and $22,187, respectively. As of December 31, 2025, the ROU asset and lease liability totaled $21,737 and $21,320, respectively.
The Company is obligated to pay annual base rent of $1,200 in the first year, escalating annually during the initial five years as specified in the lease agreement, with a fixed 3.0% annual escalator thereafter. During the years when the Company subleases powered shells to its subtenants, the Company will be required to pay variable lease payments based on (i) up to 1.0% of the appraised value of leased powered shell space in that year (up to $3,000,000 in total assessed value) and 0.5% on additional appraised value above $3,000,000, to the extent greater than the base annual rent, and (ii) a percentage of gross revenues from the sale of power (1.0% of gross revenues) and water (25.0% of gross revenues) to its subtenants. As of March 31, 2026, no variable lease payments have been made. The lease provides that, in order to begin vertical construction of data center facilities on the leased site, the Company must first receive a notice to proceed from TTU by December 31, 2026. Issuance of the notice to proceed is conditioned on, among other things, the Company's execution of a lease with a Phase 1 tenant for not less than 200 MW of capacity at Project Matador, together with other customary conditions.
On March 30, 2026, TTU and the Company entered into a Collaboration Agreement regarding the future of Project Matador, which reflects each party's intent to move forward collaboratively with the development of the leased site. As a result of the agreement, the Company agreed to pre-pay rent in the amount of $2,000 within 75 days of the date of the Collaboration Agreement, with an additional $9,000 to be paid into escrow prior to December 31, 2026, with such amounts to be released from escrow as they become due under the ground lease and applied to any amounts payable (including rent) to TTU.
Gabel Lease
On January 1, 2026, Fermi Water, LLC, a wholly owned subsidiary of the Company, entered into a groundwater lease agreement (the “Gabel Lease”) with Gabel Brothers Partnership, as lessor. The Gabel Lease covers approximately 321.0 acres in Carson County, Texas.
The Gabel Lease has an initial term of 30 years, subject to extension so long as operations are conducted on the leased premises without a cessation of more than 12 consecutive months. Lessee has a unilateral right to terminate the Gabel Lease by providing 365 days’ prior written notice to the lessor, together with an additional payment equal to four months of the then-applicable Minimum Annual Royalty upon final payment. The Company has concluded that exercise of the termination option is not reasonably certain; accordingly, the full 30 year contractual term has been used for measurement purposes under ASC 842.
The Gabel Lease provides for a minimum annual royalty of $720 in the first year. The minimum annual royalty and royalty rate shall increase by 2.00% per year on each January 1 following commencement of production. Variable royalty payments of three dollars per one thousand gallons of groundwater produced in excess of the volume covered by the Minimum Annual Royalty in a given calendar year are payable by February 1 of the succeeding year. As of March 31, 2026, no variable royalty payments have been made.

Upon commencement on January 1, 2026, the Company recognized an operating lease ROU asset and corresponding lease liability of $6,128 each, measured at the present value of future minimum royalty payments discounted using the Company’s incremental borrowing rate of 14.1%. As of March 31, 2026, the ROU asset and lease liability were approximately $6,087 and $6,151, respectively.

Sides Lease
On January 1, 2026, Fermi Water, LLC, a wholly owned subsidiary of the Company, entered into a groundwater lease agreement (the “Sides Lease”) with Harold Sides, Shirley Sides, Brandon Sides, Angie Sides, Toni Sides, and Jason Sides, as lessors. The Sides Lease covers approximately 2,542 acres across six parcels in Carson County, Texas.
The Sides Lease has an initial term of 30 years, subject to extension so long as operations are conducted on the leased premises without a cessation of more than 12 consecutive months. Lessee has a unilateral right to terminate the Sides Lease by providing 365 days’ prior written notice to the lessors, together with an additional payment equal to four months of the then-applicable Minimum Annual Royalty upon final payment. The Company has concluded that exercise of the termination option is not reasonably certain; accordingly, the full 30 year contractual term has been used for measurement purposes under ASC 842.
The Sides Lease provides for a minimum annual royalty of $1,800 in the first year. The minimum annual royalty and royalty rate shall increase by 2.00% per year on each January 1 following commencement of production. Variable royalty payments of three dollars per one thousand gallons of groundwater produced in excess of the volume covered by the Minimum Annual Royalty in a given calendar year are payable by February 1 of the succeeding year. As of March 31, 2026, no variable royalty payments have been made.

Upon commencement on January 1, 2026, the Company recognized an operating lease ROU asset and corresponding lease liability of $15,320 each, measured at the present value of future minimum royalty payments discounted using the Company’s incremental borrowing rate of 14.1%. As of March 31, 2026, the ROU asset and lease liability were approximately $15,217 and $15,376, respectively.
Operating lease costs for the three months ended March 31, 2026 were as follows:

Lease	Financial Statement Classification	Three Months Ended March 31, 2026
TTU	Property, plant, and equipment	$4,209
Gabel	General and administrative expenses	243
Sides	General and administrative expenses	609
Total operating lease cost		$5,061
Supplemental information related to operating leases for the three months ended March 31, 2026 was as follows:

Three Months Ended March 31, 2026
Cash paid for amounts included in the measurement of operating lease liabilities	$630

Operating lease ROU assets obtained in exchange for new lease liabilities (non-cash):
Gabel Lease	$6,128
Sides Lease	15,320
Total	$21,448

The future minimum lease payments included in the measurement of the Company’s operating lease liabilities as of March 31, 2026, were as follows:

	March 31, 2026	December 31, 2025
2026	$2,322	$432
2027	4,406	1,836
2028	4,889	2,268
2029	6,358	3,684
2030	6,759	4,031
Thereafter	1,739,071	1,649,323
Total undiscounted lease payments	1,763,805	1,661,574
Less: imputed interest	(1,720,091)	(1,640,254)
Present value of lease liabilities	$43,714	$21,320

Information relating to the lease term and discount rate for operating leases as of March 31, 2026 were as follows:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term	65 years	99 years
Weighted average discount rate	15.1%	16.1%
MPS Agreement
On October 22, 2025, Fermi entered into a master lease agreement (the "MPS Agreement") with Mobile Power Solutions LLC ("MPS") for the lease of seven GE TM2500 Gen 4 mobile power generation units. The MPS Agreement expands the Company's natural gas platform, a key component of Project Matador's initial generation capacity, and is expected to provide flexible, dispatchable power as the project integrates multiple energy sources. The arrangement includes monthly base rent payments extending through 2045.
As of March 31, 2026, lease commencement had not occurred for any of the seven units because the contractual preconditions for the Company's pick-up obligation had not been satisfied. Subsequent to quarter end, in April 2026, the Company and MPS entered into an amendment to the MPS Agreement deferring the delivery schedule, with lease commencement now expected to occur in 2027. Refer to Note 9, Subsequent Events, for additional detail.
In accordance with ASC 842, the Company has not recognized a right-of-use asset or lease liability related to the MPS Agreement as of March 31, 2026, as the lease has not yet commenced and the Company does not control the TM2500 units.
As of March 31, 2026, $35,966 of lease-related payments were paid in advance of lease commencement, consisting of (i) $12,287 in cash and (ii) $23,679 in shares of common stock. The stock portion was settled through the issuance of 1,190,476 shares of common stock at a fair value of $19.89 per share, equal to the closing market price of the Company's common stock on the date of issuance. These payments are reflected within prepaid expenses and other assets on the unaudited condensed consolidated balance sheet and will be reclassified to lease right-of-use assets when the lease commences.
7. Share-Based Compensation
2025 Incentive Plan
For the three months ended March 31, 2026, the Company has recognized $133,980 in share-based compensation expense, which is included within general and administrative expenses within the unaudited condensed consolidated statement of operations. For the three months ended March 31, 2026, the Company capitalized $31,118 of share-based compensation expense, which is included within property, plant, and equipment, net, on the unaudited condensed consolidated balance sheet. As of March 31, 2026, total unrecognized compensation cost related to unvested awards, including awards with performance conditions that were deemed probable to vest at the end of their respective performance period, was $274,983, and is expected to be recognized over the weighted-average requisite service period of 1.49 years.

The following table summarizes the share-based compensation activity:

Three Months Ended March 31, 2026	Service-based Awards	Weight-Average Grant Date FV (Service)	Performance- based Awards	Weight-Average Grant Date FV (Performance)
Balance at December 31, 2025	12,585,290	$4.97	27,326,780	$20.39
Granted	688,820	$10.85	—	—
Released	—	$—	—	—
Forfeited	(292,670)	$13.03	(90,000)	21.00
Balance at March 31, 2026	12,981,440	$5.10	27,236,780	$20.39
8. Commitments and Contingencies
Commitments
Lease Commitments
As of March 31, 2026, the Company had various fixed and variable lease payment obligations associated with the TTU Lease, the Gabel Lease and the Sides Lease. The Company also has a lease agreement with MPS through which the Company will be subject to fixed lease payments once the lease commences. See Note 6, Leases, for additional information.
Surety Bonds and Letters of Credit
In the course of business, we are required to provide financial commitments in the form of surety bonds and letters of credit to third parties as a guarantee of our performance on and our compliance with certain obligations. If we fail to perform or comply with these obligations, a draw on the applicable surety bond or letter of credit would trigger our obligation to reimburse the issuer. We have outstanding surety bonds issued for our benefit of approximately $35,810 and letters of credit of $5,333 as of March 31, 2026.
Unconditional Purchase Obligations
For the three months ended March 31, 2026, the Company entered into unrecognized commitments that require the future purchase of goods or services (“unconditional purchase obligations”). As of March 31, 2026, the Company’s unconditional purchase obligations of $192,419 relate to long lead time equipment purchases, of which approximately $172,380 will be funded through draws on our existing equipment financing facilities.
Future payments under unconditional purchase obligations as of March 31, 2026 are as follows:

Years Ending December 31,	Payments by Year
2026	$88,200
2027	71,279
2028	32,940
2029	—
2030	—
Thereafter	—
Total unconditional purchase obligations	$192,419
Contingencies
Legal Contingencies
In the ordinary course of business, we may become party to various legal actions that are routine in nature and incidental to the operation of the business. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred, and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of March 31, 2026, we are not aware of any matters that are expected to have a material adverse effect on our business, financial position, results of operations, or cash flows, and therefore we have not accrued any material losses related to such matters.
Litigation – Securities Class Action
On January 5, 2026, the Company, certain of its directors and officers, and certain underwriters of the Company’s IPO were named as defendants in a putative securities class action filed in the U.S. District Court for the Southern District of New York. The complaint alleges that the Company made materially false and misleading statements and omissions in the registration statement and prospectus issued in connection with the IPO and in other public statements during the period from October 1, 2025 through December 11, 2025, in violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The action seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock pursuant and/or traceable to the IPO registration statement and/or during the alleged class period. The Company intends to vigorously defend against the action. As of March 31, 2026, the Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with this matter.
Litigation – Firebird
On January 27, 2026, a petition captioned 340 Energy, LLC v. Firebird LNG, LLC, et al. was filed in the District Court of Harris County, Texas, and subsequently removed to the Business Court of Texas, Eleventh Division (Cause No. 26-BC11B-0016). The defendants include the Company, two of its affiliates (Fermi Equipment Holdco, LLC and Firebird Equipment Holdco, LLC), the Company's General Counsel, and several unaffiliated parties. The plaintiff, as assignee of XO Energy Worldwide LLP, alleges that the defendants engaged in a scheme – including through a Delaware divisive merger pursuant to which a contract for six natural gas turbines was acquired by a Company affiliate for consideration in excess of $165 million – to evade an alleged brokerage commission, and asserts claims under the Texas Uniform Fraudulent Transfer Act (and, alternatively, the Delaware Uniform Voidable Transfers Act), along with claims for tortious interference, civil conspiracy, breach of contract, and quantum meruit, seeking compensatory and exemplary damages, avoidance of the challenged transfers, and other equitable relief. The Company and its named affiliates moved to dismiss under Texas Rule of Civil Procedure 91a on March 31, 2026; the plaintiff filed a First Amended Petition on April 16, 2026, and a hearing on the Company's anticipated renewed motion to dismiss is set for June 22, 2026, with trial scheduled for May 24, 2027. In connection with the underlying transaction, MAD Energy LP, also a named defendant, agreed to indemnify the Company and its affiliates against claims relating to the engagement of XO Energy or its affiliates as a broker or finder. The Company intends to vigorously defend against the action. As of March 31, 2026, the Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with this matter.

Contingent Consideration
In connection with the acquisition of the Company's first six Siemens SGT-800 gas turbines from MAD Energy Limited Partnership ("MAD Energy") (the "Firebird Acquisition"), the Company assumed an obligation to pay MAD Energy a net profits interest (the “NPI”). Under the NPI, the Company is liable to pay a portion of 2.5% of net operating income from the first 1,000 MW of installed dispatchable generation capacity at the Company’s AI infrastructure campus subject to a $100,000 cap on a net present value basis. Refer to Note 5, Acquisitions, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for additional detail on the acquisition and related consideration.
9. Subsequent Events
Management Changes
On April 17, 2026, Toby Neugebauer was removed by the Company's Board of Directors (the "Board") from the positions of President and Chief Executive Officer of the Company. Mr. Neugebauer remained an employee and a member of the Board. On the same date, the Board established an Interim Office of the CEO, which includes Jacobo Ortiz Blanes, the Company's Chief Operating Officer, and Anna Bofa, each of whom was appointed as a Co-President of the Company. Mr. Ortiz Blanes and Ms. Bofa share responsibility for the day-to-day operations of the Company while a search for a permanent Chief Executive Officer is underway.
Also on April 17, 2026, pursuant to the Director Nomination Agreement, the Melissa A. Neugebauer 2020 Trust exercised its right to nominate Miles Everson to the Board, and the Board appointed him as a director.

Effective April 19, 2026, Mr. Everson resigned from his position as Chief Financial Officer of the Company. For purposes of the Employment Agreement between the Company and Mr. Everson, dated September 30, 2025, Mr. Everson's resignation was without "Good Reason" (as defined therein).
On April 29, 2026, the Board appointed Robert L. Masson as Interim Chief Financial Officer and principal financial officer of the Company until a permanent successor is named.
On April 30, 2026, the Company terminated Mr. Neugebauer's employment for Cause pursuant to his employment agreement as a result of conduct in violation of the terms of such agreement and of Company policies. As a result of his termination for Cause, Mr. Neugebauer was automatically removed from the Board.
On May 4, 2026, pursuant to the Director Nomination Agreement, Vicksburg Equity Holdings, LLC ("Vicksburg"), as assignee from TMNN Manager, LLC, exercised the right to nominate Larry Kellerman, the Company's Head of Power, to the Board, and the Board appointed him as a director to fill the vacancy created by Mr. Neugebauer's removal from the Board. Vicksburg is controlled by Mr. Neugebauer.
MPS Pre-commencement Lease Amendment
On April 13, 2026, Fermi Mobile Gen LLC, a wholly owned subsidiary of the Company, entered into the First Amendment (the "Amendment") to the MPS Agreement. Fermi Inc. acknowledged and reaffirmed its guaranty of the Lessee's obligations under the MPS Agreement in connection with the Amendment.
As of March 31, 2026, as described in Note 6, Leases, lease commencement had not occurred for any of the seven units because the contractual preconditions for the Company's pick-up obligation had not been satisfied. The Amendment was entered into by mutual agreement of the parties to restructure the delivery timeline in light of these circumstances.
Under the Amendment, the pick-up dates for all seven units will commence July 1, 2027 and end September 30, 2027, with the pick-up deadline for all units extended to September 30, 2027. All other material terms of the MPS Agreement, including the monthly base rent structure extending through 2045 and the absence of termination rights for convenience, remain unchanged. The Company has accounted for the Amendment as a pre-commencement modification. The modified contract continues to contain a lease. The right-of-use asset and lease liability will be measured and recognized at the commencement date based on the modified terms.
In connection with the deferral, the Amendment permits MPS to lease, sublease, or otherwise make the units available to third parties during the extension period. In the event that any unit is not available for pick-up during the amended pick-up dates as a result of third-party use, the applicable pick-up deadline will automatically extend until such time as the unit is made available by MPS.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”). Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” “Fermi”, “we”, “us”, “our” and “the Company” (i) for periods prior to the Corporate Conversion, refer to Fermi LLC, and, where appropriate, its consolidated subsidiaries and (ii) for periods after the Corporate Conversion, refer to Fermi Inc., and, where appropriate, its consolidated subsidiaries.
Overview
Fermi Inc. (“Fermi,” “we,” “us,” or “our”) exists to power the artificial intelligence needs of tomorrow. We are building a utility-scale and utility-grade private power campus for AI-centric customers—developing and leasing large-scale, grid-independent and inter-dependent energy generation and high-performance computing facilities purpose-built for the hyperscale era. Our strategy is anchored by Project Matador in the Texas Panhandle, a multi-phased development on a 5,236-acre site under a long-term ground lease that is designed to deliver up to 11 GW of predominantly private power generation capacity supplemented by strong grid interconnections and utility-supplied system power designed to support up to approximately 15 million square feet of AI-ready hyperscale compute infrastructure over a multi-decade timeline. Together with additional acreage acquired or under contract adjacent to the leased property, the expanded campus is expected to encompass approximately 7,570 acres, with generation capacity expandable up to approximately 17 GW, subject to the closing of additional land acquisitions and receipt of incremental Texas Commission on Environmental Quality (“TCEQ”) air permits. We plan to develop and lease powered shell space supported by an integrated, on-demand energy and site infrastructure platform, including on-site natural gas-fired generation, supplemental grid-supplied power, battery energy storage systems for both enhanced system reliability and to modulate the effects of customer-facing load volatility, solar generation for low-cost, zero carbon energy displacement, and longer-term nuclear baseload supply, all in furtherance of our objective to support large, long-duration and reliability-sensitive hyperscale deployments.
We were formed in January 2025 and have not generated revenue to date. Our efforts to date have focused on advancing site control and infrastructure readiness, engineering and procurement, permitting and regulatory activities, grid interconnection and fuel and water arrangements, and commercial discussions with prospective tenants. We do not expect to generate operating revenues until we execute definitive tenant lease agreements and commence delivery of leased powered shell capacity and associated private power and site services provided as an incident of tenancy, at Project Matador, and our ability to execute our plan depends on obtaining required approvals, converting tenant discussions into binding agreements, and raising strategic capital. We also intend to elect to qualify as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2025, with such election expected to be made on our initial U.S. federal income tax return on Form 1120-REIT for that taxable year, which we expect to file in the fourth quarter of 2026.
Recent Developments
Siemens F-Class Equipment Purchase Agreement
On January 28, 2026, the Company formed its first long-lead equipment warehouse entity, Fermi Turbine Warehouse LLC (“FTW”), a Texas limited liability company and an indirect wholly owned subsidiary of the Company, and entered into an arrangement with Siemens Energy, Inc. (“Siemens”) for the purchase of three SGT6-5000F gas turbine units and related equipment and services for Project Matador (the “Siemens F-Class EPA”).
The fixed price portion of the Siemens F-Class EPA is approximately $324.4 million, and as of March 31, 2026, the Company has paid approximately $276.6 million. In addition to the fixed price amount, the Company is obligated to pay shipping costs and applicable import duties, as incurred, pursuant to the contract. The first two turbine cores are expected to be available for shipment in the first half of 2026, with ancillary equipment to follow in the second half of the year.
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
Macquarie Term Loan
On February 10, 2026, the Company repaid in full all outstanding obligations under the Macquarie Term Loan, including the required prepayment premium, using proceeds from the MUFG Equipment Financing Facility. In connection with the repayment, the Company recognized a loss on extinguishment of debt of $24.8 million, which is included in other income (expense), net in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2026.

MUFG Equipment Financing
On February 10, 2026, FTW entered into an Equipment Supply Loan Financing Agreement with MUFG Bank, Ltd. providing for a senior secured equipment loan warehouse facility with a total commitment of up to $500.0 million to fund the Siemens F-Class EPA and related equipment for Project Matador, refinance the Macquarie Term Loan and support turbine delivery, construction, and deployment across our campus. The facility matures on August 10, 2027. Borrowings bear interest at Term SOFR or Daily Simple SOFR, in each case plus 4.0% per annum. As of March 31, 2026, $396.6 million was outstanding under the facility. See "—Liquidity and Capital Resources" for additional information.
Keystone Equipment Financing
On February 19, 2026, Fermi High Voltage Warehouse LLC (“HVW”), a Texas limited liability company and an indirect wholly owned subsidiary of the Company, entered into a master loan agreement with Keystone National Group, LLC, as agent, and Keystone Private Income Fund, as initial lender, providing for equipment-backed advances of up to $120.0 million in aggregate principal, with the potential to increase by an additional $100.0 million subject to lender approval (the "Keystone Facility"). Advances fund up to 80% of the purchase price of financed equipment, with the remaining 20% funded by HVW or its affiliates. As of March 31, 2026, $39.5 million was outstanding under the Keystone Facility. Each advance is evidenced by a separate promissory note with interest rate and term set at issuance. The Keystone Facility is not a revolving credit facility. See "—Liquidity and Capital Resources" for additional information.
Beal Equipment Financing
On March 26, 2026, Fermi Turbine Warehouse II LLC ("FTW II"), a Texas limited liability company and indirect wholly owned subsidiary of the Company, entered into an Equipment Supply Loan Financing Agreement (the “Beal Equipment Financing”) with CSG Investments, an affiliate of Beal Bank USA, with CLMG Corp., as administrative agent and collateral agent for the lenders (the "Beal Agent"), and the lenders party thereto (the "Beal Lenders"), providing for a senior secured term loan facility of up to $165.0 million to fund the acquisition of six Siemens Energy SGT-800 gas turbines and related equipment for Project Matador. Loans bear interest at 12.00% per annum (14.00% upon an event of default), payable quarterly in arrears. The facility matures 33 months after the closing date. As of March 31, 2026, $3.0 million was outstanding under the facility. See "—Liquidity and Capital Resources" for additional information.
Yorkville Promissory Note
On March 30, 2026, the Company entered into a senior unsecured promissory note (the “Yorkville Note”) with YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP, with a committed principal amount of $156.3 million. The Yorkville Note provides for up to five advances through October 1, 2026, with the committed amount reducing by approximately $26.0 million every 30 days. Each advance is funded net of a 4% funding premium. The note matures in September 2027 and bears interest at 0% per annum, subject to increase to 18% upon an event of default. As of March 31, 2026, no amounts had been drawn. Proceeds are intended to be used for general corporate purposes. See "—Liquidity and Capital Resources" for additional information.
Initial 6 GW Clean Air Permit Approved and Application for Additional 5GW Clean Air Permit
On February 25, 2026, we received final approval from the TCEQ for our approximately 6 GW Clean Air Permit, which we believe represents one of the largest natural gas-fired air permits issued in the Western Hemisphere. We believe this approval materially advances Project Matador’s development readiness, strengthens our ability to convert tenant discussions into binding lease agreements, and supports pursuing project-level financing for the initial tenant campus.
On March 27, 2026, we filed an additional application with the TCEQ for an incremental 5 GW Clean Air Permit. If approved, this permit would authorize the site for up to approximately 11 GW of total natural gas-fired generation capacity, providing the flexibility to achieve the full 11 GW campus buildout entirely through gas-fired generation independent of the nuclear development timeline.
NRC Environmental Review Scoping
On March 20, 2026, the U.S. Nuclear Regulatory Commission (“NRC”) published a Notice of Intent in the Federal Register to conduct a scoping process and prepare an environmental impact statement (“EIS”) in connection with our initial combined license (“COL”) application for four Westinghouse AP1000 reactors at Project Matador, initiating a 30-day public scoping period. Fermi was selected as the first private company to participate in the NRC's transformative pilot program for applicant-prepared environmental impact statements under the National Environmental Policy Act (“NEPA”). This pilot—enabled by recent amendments to NEPA—is expected to reduce in-house NRC review time and deliver resource savings, while maintaining full regulatory compliance. We believe our participation in this program reflects the progress we are making on Project Matador and positions us as a leader in next-generation nuclear licensing.
Collaboration Agreement with Texas Tech University System
On March 30, 2026, Texas Tech University (“TTU”) and the Company entered into a Collaboration Agreement pursuant to which TTU confirms it is committed to its relationship with the Company, is encouraged by the progress with tenants to date and looks forward to Project Matador being brought to fruition.
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
MPS Pre-commencement Lease Amendment
On April 13, 2026, Fermi Mobile Gen LLC, a wholly owned subsidiary of the Company, entered into the First Amendment (the “Amendment”) to the MPS Agreement. Fermi Inc. acknowledged and reaffirmed its guaranty of the Lessee’s obligations under the MPS Agreement in connection with the Amendment.
As of March 31, 2026, lease commencement had not occurred for any of the seven units because the contractual preconditions for the Company’s pick-up obligation had not been satisfied. The Amendment was entered into by mutual agreement of the parties to restructure the delivery timeline in light of these circumstances.
Under the Amendment, the pick-up dates for all seven units will commence July 1, 2027 and end September 30, 2027, with the pick-up deadline for all units extended to September 30, 2027. All other material terms of the MPS Agreement, including the monthly base rent structure extending through 2045 and the absence of termination rights for convenience, remain unchanged.
In connection with the deferral, the Amendment permits MPS to lease, sublease, or otherwise make the units available to third parties during the extension period. In the event that any unit is not available for pick-up during the amended pick-up dates as a result of third-party use, the applicable pick-up deadline will automatically extend until such time as the unit is made available by MPS. See Note 6, Leases and Note 9, Subsequent Events to our unaudited condensed consolidated financial statements for additional information.
Management Changes
On April 17, 2026, Toby Neugebauer was removed by the Company’s Board of Directors (the “Board”) from the positions of President and Chief Executive Officer of the Company. Mr. Neugebauer remained an employee and a member of the Board. On the same date, the Board established an Interim Office of the CEO, which includes Jacobo Ortiz Blanes, the Company’s Chief Operating Officer, and Anna Bofa, each of whom was appointed as a Co-President of the Company. Mr. Ortiz Blanes and Ms. Bofa share responsibility for the day-to-day operations of the Company while a search for a permanent Chief Executive Officer is underway.
Also on April 17, 2026, pursuant to the Director Nomination Agreement, the Melissa A. Neugebauer 2020 Trust exercised its right to nominate Miles Everson to the Board, and the Board appointed him as a director.
Effective April 19, 2026, Mr. Everson resigned from his position as Chief Financial Officer of the Company. For purposes of the employment agreement between the Company and Mr. Everson, dated September 30, 2025, Mr. Everson’s resignation was without “Good Reason” (as defined therein).
On April 29, 2026, the Board appointed Robert L. Masson as Interim Chief Financial Officer and principal financial officer of the Company until a permanent successor is named.
On April 30, 2026, the Company terminated Mr. Neugebauer’s employment for Cause pursuant to his employment agreement as a result of conduct in violation of the terms of such agreement and of Company policies. As a result of his termination for Cause, Mr. Neugebauer was automatically removed from the Board.
On May 4, 2026, pursuant to the Director Nomination Agreement, Vicksburg Equity Holdings, LLC (“Vicksburg”), as assignee from TMNN Manager, LLC, exercised the right to nominate Larry Kellerman, the Company’s Head of Power, to the Board, and the Board appointed him as a director to fill the vacancy created by Mr. Neugebauer’s removal from the Board. Vicksburg is controlled by Mr. Neugebauer.
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
We expect our general and administrative expenses to increase for the foreseeable future as we continue to scale as a company. We also anticipate incurring additional costs as a result of operating as a public company, including expenses associated with compliance with the rules and regulations of the SEC and applicable securities exchanges, as well as legal, audit, investor relations, insurance, and other administrative and professional services. We incurred significant non-cash share-based compensation charges in the first quarter of 2026 and expect recurring share-based compensation charges thereafter.
Interest Income
Interest income consists of interest earned on cash and cash equivalents held in interest-bearing accounts during the period. We recognized no interest expense for the three months ended March 31, 2026 because all interest was capitalized to qualifying assets.
Other Income (Expense), Net
Other income (expense), net consists primarily of loss on extinguishment of the Macquarie Term Loan.
Results of Operations
The following table sets forth the components of our statements of operations for the periods presented below:

(in thousands)	For the Three Months Ended March 31, 2026	For the period from January 10, 2025 (Inception) through March 31, 2025
Expenses:
General and administrative	$166,244	$78
Total expenses	166,244	78
Loss from operations	(166,244)	(78)
Other income (expense):
Interest income	2,349	—
Other income (expense), net	(24,798)	—
Total other income (expense)	(22,449)	—
Net loss	$(188,693)	$(78)
General and Administrative
General and administrative expenses for the three months ended March 31, 2026, totaled $166.2 million, compared to $78 thousand for the period from January 10, 2025 (Inception) through March 31, 2025. The increase primarily reflects $134.0 million of share-based compensation expense and $4.4 million of personnel-related expenses for employees and service providers supporting corporate, executive, finance, and administrative functions, along with $11.9 million of costs for outside professional services such as legal, accounting, and audit, $10.9 million of other general corporate activities including recruiting, travel, marketing, and other general corporate activities, and $5.0 million of contract cancellation costs. The minimal expense in the prior period reflects the Company's early-stage activities following inception.

Interest Income
Interest income for the three months ended March 31, 2026, totaled $2.3 million, compared to no interest income for the period from January 10, 2025 (Inception) through March 31, 2025. The increase primarily reflects interest earned on the Company's cash and cash equivalents and short-term investments held during the period.
There was no interest expense for the three months ended March 31, 2026, or for the period from January 10, 2025 (Inception) through March 31, 2025. Interest expense for the three months ended March 31, 2026, excludes $11.5 million of interest that was capitalized to property, plant and equipment, net. No interest was capitalized for the period from January 10, 2025 (Inception) through March 31, 2025.

Other Income (Expense), Net
Other income (expense), net was a net expense of $24.8 million for the three months ended March 31, 2026, compared to no activity for the period from January 10, 2025 (Inception) through March 31, 2025. The net expense primarily reflects $24.8 million of non-cash charges related to the extinguishment of the Macquarie Term Loan.
Liquidity and Capital Resources
Liquidity and Going Concern
Under ASC Topic 205-40, Presentation of Financial Statements—Going Concern, we are required to evaluate whether conditions or events raise substantial doubt about our ability to meet future financial obligations as they become due within one year after the accompanying unaudited condensed consolidated financial statements are issued.
Project Matador will require substantial capital investment to achieve commercial operation. As of March 31, 2026, the Company had not generated any revenues, has incurred recurring losses from operations and negative cash flows from operating activities since inception, and has substantial near-term capital expenditure obligations under existing equipment purchase, construction, lease and other project-related commitments. As of March 31, 2026, the Company had cash on hand of $207.5 million and restricted cash of $35.8 million, a portion of which is available to fund defined capital expenditures. When measured against forecasted disbursements under the Company’s current operating plan, these resources are not sufficient to satisfy the Company’s financial obligations as they become due within one year after the date the accompanying unaudited condensed consolidated financial statements are issued. Considered in the aggregate and before consideration of management’s plans, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within that period.
In order to alleviate the substantial doubt, the Company has approved and undertaken several measures. In addition to existing cash on hand and restricted cash, the Company has undrawn committed borrowing capacity under the Yorkville Note of up to $156.3 million and the Company’s existing equipment financing facilities, the terms of which are further described below. The Company also holds significant equity in its power generation, substation and transformer, data center and other ancillary equipment, and, in the event the Company elects to monetize all or any portion of these assets in markets where demand currently exceeds available supply, such monetization would further mitigate the Company’s near-term liquidity needs. In addition, the Company is actively working with its suppliers, contractors and other counterparties to sequence the timing of future capital expenditures with the execution of definitive tenant agreements and the corresponding project-level financing arrangements expected to be secured in connection therewith, in order to align cash outflows with available liquidity through the assessment period. Certain of the Company's near-term cash commitments, including obligations to post collateral and credit support in connection with certain commercial arrangements, are intended to secure capacity for anticipated future tenant demand rather than to support current operations. Management expects to defer, scale, or renegotiate the timing and amount of these obligations with the applicable counterparties as development progresses and tenant requirements are finalized. There is no guarantee that these counterparties will agree to renegotiate the terms of their commercial arrangements with the Company, and it is possible that management’s efforts to renegotiate terms or defer obligations under existing commercial arrangements, such as deferring or renegotiating obligations to post collateral and credit support in connection with certain commercial arrangements, could result in a termination of those arrangements by the counterparties. The Company is also pursuing one or more additional project-level capital arrangements and customer arrangements with strategic counterparties that, although subject to counterparty action and other conditions outside the Company’s control and therefore not relied upon by management in concluding that substantial doubt has been alleviated, would, if executed, provide further liquidity to the Company.
Based on the magnitude and timing of available draws under the Yorkville Note, the Company’s cash on hand and restricted cash, undrawn capacity under the Company’s existing committed equipment financing facilities, and the Company’s ability to sequence capital expenditures to align with the execution of definitive tenant agreements and associated project financing, management has concluded that (i) it is probable that the Company’s plans will be effectively implemented within twelve months following the issuance of the accompanying unaudited condensed consolidated financial statements and (ii) it is probable that those plans, when implemented, will mitigate the conditions and events that raise substantial doubt. Accordingly, management has concluded that its plans alleviate the substantial doubt about the Company’s ability to continue as a going concern within that period, and the accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. There can be no guarantee that the Company’s plans will be successfully implemented or, if implemented, that they will mitigate the conditions and events that gave rise to substantial doubt within that period.

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
The Credit Agreement provides for a senior secured equipment loan warehouse facility in an aggregate principal amount of up to $500.0 million (the “Total Loan Commitment”). Borrowings under the Credit Agreement may be made from the Closing Date through the nine-month anniversary of the Closing Date. Each loan under the Credit Agreement bears interest at a rate per annum equal to (i) in the case of Term SOFR Loans, the Term SOFR rate for the applicable interest period plus 4.0% per annum, or (ii) in the case of RFR Loans, Daily Simple SOFR plus 4.0% per annum. As of March 31, 2026, $396.6 million was outstanding under the facility.
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
Keystone Equipment Financing
On February 19, 2026, Fermi High Voltage Warehouse LLC, a Texas limited liability company and indirect wholly owned subsidiary of the Company (“HVW”), entered into a master loan agreement (the “Keystone Master Loan Agreement”) with Keystone National Group, LLC, as collateral agent and administrative agent for the lenders (the “Keystone Agent”), Cape Commercial Finance LLC (“CCF”), as sole arranger, and Keystone Private Income Fund, as the initial lender (the “Keystone Lender”), to finance the purchase of certain equipment (the “Keystone High Voltage Financing”).
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
Beal Equipment Financing
On March 26, 2026, Fermi Turbine Warehouse II LLC, a Texas limited liability company and indirect wholly owned subsidiary of the Company (“FTW II”), entered into an Equipment Supply Loan Financing Agreement (the “Beal Credit Agreement”) with CSG Investments, an affiliate of Beal Bank USA, with CLMG Corp., as administrative agent and collateral agent for the lenders (the "Beal Agent"), and the lenders party thereto (the "Beal Lenders"), to fund the acquisition of six Siemens Energy SGT-800 industrial gas turbines and related equipment for Project Matador (the "Beal Equipment Financing").
The Beal Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $165.0 million (the “Total Loan Commitment”). Borrowings may be made from the closing date through the maturity date, subject to a maximum of 45 borrowings during the loan availability period. Of the Total Loan Commitment, up to $22.9 million is reserved to fund interest and commitment fee payments. Each loan under the Beal Credit Agreement bears interest at a rate of 12.00% per annum, payable quarterly in arrears. Upon the occurrence and during the continuance of an event of default, interest accrues at a default rate of 14.00% per annum. As of March 31, 2026, $3.0 million was outstanding under the facility.
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
Yorkville Promissory Note
On March 30, 2026, the Company entered into the Yorkville Note with YA II PN, an investment fund managed by Yorkville, with a committed principal amount of $156.3 million. As of March 31, 2026, no amounts were drawn under the facility.
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
Beginning on the amortization period commencement date (thirty days following the first advance), the Company is required to make monthly amortization payments. At least $10.0 million of each monthly amortization payment must be satisfied in shares of common stock, with the Company having the option to settle a greater portion in shares. When paid in shares, the shares are valued at the greater of 100% of the lowest daily volume-weighted average price during the three trading days immediately preceding the applicable notice date, or 91% of the closing price on the trading day immediately preceding the amortization share notice subject to a cap of 8,000,000 shares per monthly amortization payment, an aggregate cap of 40,000,000 shares issuable under the note, and a 4.99% beneficial ownership limitation. If paid in cash, the payment is made at 102% of the applicable amortization principal amount or 100% if funded through proceeds of the equity line of credit.

The Company is also required to pay a monthly exit fee on outstanding principal, which is 0% for the first 180 days following issuance, 1% from day 181 through day 365, and 1.33% thereafter. An undrawn commitment fee of 1% of the undrawn committed principal amount is payable on or about the funding of the first advance. Proceeds of each advance are to be used for general corporate purposes. The Yorkville Note is unsecured, ranks pari passu with any other notes the Company may issue to YA II PN and is senior to the Company's other unsecured indebtedness. The note contains customary affirmative and negative covenants, including restrictions on additional indebtedness (subject to certain exceptions when outstanding principal is less than 50% of the committed principal amount) and liens, as well as customary representations and warranties and events of default.
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
Macquarie Term Loan
On August 29, 2025, Fermi Equipment Holdco, LLC and Firebird Equipment Holdco, LLC (the “Borrowers”) entered into the Macquarie Term Loan with Macquarie Equipment Capital, Inc. for a $100.0 million senior secured bridge loan to finance the purchase of six Siemens SGT-800 turbines and other ancillary equipment. Immediately following the closing of the Macquarie Term Loan, the Company borrowed $100.0 million under that facility. In February 2026, a portion of the proceeds from the issuance of the MUFG Equipment Financing was used to repay the Macquarie Term Loan in full.
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
Sources of Liquidity
We expect our liquidity to be supported by a diversified capital strategy designed to fund phased infrastructure development and long-term operations. In addition to the net proceeds from our IPO and the financings we have completed to date as described above, our approach is expected to include additional non-recourse equipment financings, structured project-level non-recourse debt, monetization of federal energy tax credits, strategic equity investments, government grants, and property tax abatement. In addition, we anticipate receiving tenant prepayments from tenants with whom we enter into lease agreements. We believe our sources of liquidity will support the procurement and timely delivery of key power generation assets, outstanding payables, and powered shell space. These assets, when combined with the intrinsic value of the Project Matador Site, we believe should allow us to finance future SPE developments with capital provided by customer prepayments and the SPE’s creditors without requiring cash contributions from the Company.
Our principal sources of liquidity are expected to include:
•Net Proceeds from our IPO: We have used, and expect to continue using, a portion of the net proceeds from the IPO to fund early-stage infrastructure investments, including site mobilization, nuclear licensing, turbine procurement, and the initial wave of powered shell construction. These investments support foundational project elements required to unlock additional strategic capital and advance our Project Matador milestones.
•Tenant Prepayments: We expect a significant portion of our contracted revenue base to come from investment-grade tenants, many of whom are anticipated to provide upfront capital contributions or structured prepayments to support dedicated infrastructure buildout. These prepayments enhance early-stage liquidity and reduce reliance on dilutive equity or bridge financing. For non-investment grade tenants, we intend to require larger upfront prepayments, third-party credit enhancements, or insurance wrappers to mitigate counterparty risk and preserve underwriting standards. This structured approach to tenant capital participation is designed to strengthen our balance sheet, support project-level debt financing, and align tenant incentives with long-term infrastructure utilization. As of the date of this Quarterly Report, we have not entered into agreements with any tenants.
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
•Vendor Financing: We intend to negotiate extended payment terms and structured vendor financing arrangements with key equipment manufacturers and engineering, procurement, and construction (“EPC”) contractors. These arrangements may include deferred payment schedules, milestone-based installment structures, or vendor-provided credit facilities tied to equipment delivery and commissioning timelines. Vendor financing reduces upfront capital requirements, preserves liquidity during the construction phase, and aligns payment obligations with project progress and value creation. Where available, we may also pursue vendor take-back financing or equipment lease-to-own structures to further optimize working capital deployment across concurrent development workstreams.

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

•Federal Tax Credits: To the extent that tax incentives, such as those under Sections 45J (nuclear production), 45Q (carbon capture), 45V (clean hydrogen production credit), and 48C (advanced manufacturing) of the Internal Revenue Code of 1986, as amended (the “Code”), are available to us, we expect to apply for and monetize such tax incentives.
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
For our gas-fired assets, we expect to deploy industrial frame-class gas turbines such as the GE 6B, Siemens SGT-800, and Siemens SGT6-5000F, together with mobile aeroderivative units such as the TM2500 for early-power deployment, peaking, and reserve capacity. We intend to commission the industrial frame-class units initially in simple cycle configuration to accelerate first power delivery, with subsequent conversion to combined cycle operation through the addition of heat recovery steam generators and steam turbines to enhance thermal efficiency, overall plant output, and economic returns. Capital outlays are staged to support our construction timelines, with anticipated fuel consumption for the initial 1 GW of load averaging around 175,000 MMBtu per day, after accounting for approximately 200 MW of SPS grid power. We are actively engaged in procurement and EPC partner selection processes to secure long-lead assets and ensure cost containment.
The capital expenditures we expect to incur as we complete the development of Project Matador will be significant. We currently estimate that the incremental capital expenditures we will incur to complete the development of Phase 0 and Phase 1 of Project Matador could exceed $3 billion in the aggregate, of which approximately $2 billion is expected to be incurred in the next twelve months across these two phases, subject to the execution of a definitive lease agreement and alignment with tenant deployment timelines and power delivery requirements. These near-term expenditures are expected to be funded through a combination of net proceeds from our IPO, tenant prepayments, project-level debt financing, and strategic equity capital. The required capital expenditures for the remaining phases are difficult to estimate with precision and will depend on final tenant composition, generation mix, supply chain dynamics, and site optimization decisions; however, we currently expect total capital needs across all phases could range from approximately $70 billion to $90 billion, which is dependent on several factors including (i) EPC costs currently being negotiated, (ii) precise configuration of power equipment, which is largely complete for Phase 1, but in process for future phases, (iii) whether the nuclear and solar aspects of the project qualify for tax credits, which is dependent on ongoing policy decisions, and (iv) general uncertainties associated with detailed long-term forecasting large-scale projects of this nature.
Liquidity Outlook
As described above under “—Liquidity and Going Concern,” management has concluded that the Company’s plans alleviate the substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of the accompanying unaudited condensed consolidated financial statements. Successful completion of Phase 1 of Project Matador, however, will require capital in addition to the sources currently available to the Company. As further described above under “—Sources of Liquidity,” we expect to fund the remaining capital needs of Phase 1 through a combination of additional sources, which may include additional non-recourse equipment financings, structured project-level non-recourse debt, tenant prepayments upon execution of one or more lease agreements, strategic equity investments, monetization of federal energy tax credits, government grants, and property tax abatements. We have not yet entered into a lease agreement with a tenant, nor have we secured additional project-level debt financing beyond the financings we have previously announced or any strategic equity financing. If we are unable to secure a tenant and raise additional debt financing or strategic equity capital, our liquidity will be materially constrained.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

(in thousands)	Three Months Ended March 31, 2026	For the period from January 10, 2025 (Inception) through March 31, 2025
Net cash used in operating activities	$(7,345)	$(46)
Net cash used in investing activities	(441,188)	$(32)
Net cash provided by financing activities	$283,297	$297
Cash Flows Used in Operating Activities
Cash used in operating activities for the three months ended March 31, 2026, totaled $7.3 million, compared to $46 thousand for the period from January 10, 2025 (Inception) through March 31, 2025. The use of cash for the three months ended March 31, 2026, primarily reflects a net loss of $188.7 million, partially offset by non-cash charges of $134.0 million of share-based compensation expense, $24.8 million of loss on extinguishment of the Macquarie Term Loan, and $222 thousand of other non-cash items. Changes in working capital provided $22.4 million of net cash, including a $29.3 million increase in accounts payable and accrued liabilities reflecting growth in vendor activity related to pre-development efforts, partially offset by a $6.9 million increase in prepaid expenses and other assets, primarily driven by deposits and prepaid amounts associated with ongoing project development. The use of cash for the period from January 10, 2025 (Inception) through March 31, 2025, primarily reflects a net loss of $78 thousand, partially offset by a $29 thousand increase in accounts payable and $3 thousand of contributed services.
Cash Flows Used in Investing Activities
Cash used in investing activities for the three months ended March 31, 2026, totaled $441.2 million, compared to $32 thousand for the period from January 10, 2025 (Inception) through March 31, 2025. The use of cash for the three months ended March 31, 2026, primarily reflects $441.2 million of investments in property, plant and equipment for early-stage development of Project Matador, including equipment procurement and construction in progress, reflecting our continued execution of the development roadmap for Phase 0 and Phase 1 of the Project Matador campus. The use of cash for the period from January 10, 2025 (Inception) through March 31, 2025, reflects $32 thousand of capitalized pre-acquisition costs.
Cash Flows Provided by Financing Activities
Cash provided by financing activities for the three months ended March 31, 2026, totaled $283.3 million, compared to $297 thousand for the period from January 10, 2025 (Inception) through March 31, 2025. The amount for the three months ended March 31, 2026, primarily reflects $430.8 million of proceeds from the issuance of debt under the MUFG and Keystone financing agreements, partially offset by $144.3 million for repayment of the Macquarie Term Loan and $3.2 million of debt issuance costs. The amount for the period from January 10, 2025 (Inception) through March 31, 2025, reflects $297 thousand of proceeds from member contributions, net of issuance costs.

Commitments and Contractual Obligations
Lease Commitments
As of March 31, 2026, the Company had various fixed and variable lease payment obligations associated with the TTU Lease, and in October 2025, the Company entered into a lease agreement with MPS through which the Company will be subject to fixed lease payments once the lease commences. See Note 6, Leases to our unaudited condensed consolidated financial statements for additional information.
Unconditional Purchase Obligations
As of March 31, 2026, we had purchase commitments of approximately $192.4 million under executed contracts with Siemens Energy (the “Siemens Contracts”) for the supply of three SGT6-5000F gas turbine generator units and six SGT-800 gas turbine generator units for Project Matador. Under the Siemens Contracts, we are obligated to make the remaining contractual payments and related shipping costs pursuant to contract milestones. See Note 8, Commitments and

Contingencies, for the payments through 2028 for the purchase obligations related to these long lead time equipment purchases.
Contingent Consideration
In connection with the acquisition of the Company's first six Siemens SGT-800 gas turbines from MAD Energy Limited Partnership (“MAD Energy”) (the “Firebird Acquisition”), the Company assumed an obligation to pay MAD Energy a net profits interest (the “NPI”). Under the NPI, the Company is liable to pay a portion of 2.5% of net operating income from the first 1,000 MW of installed dispatchable generation capacity at the Company’s AI infrastructure campus subject to a $100,000 cap on a net present value basis. Refer to Note 5, Acquisitions, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for additional detail on the acquisition and related consideration.
Off-Balance Sheet Arrangements
Surety Bonds and Letters of Credit
In the course of business, we are required to provide financial commitments in the form of surety bonds and letters of credit to third parties as a guarantee of our performance on and our compliance with certain obligations. If we fail to perform or comply with these obligations, a draw on the applicable surety bond or letter of credit would trigger our obligation to reimburse the issuer. We have outstanding surety bonds issued for our benefit of approximately $35,810 and letters of credit of $5,333 as of March 31, 2026.
Other than the surety bonds and letters of credit described above, as of March 31, 2026, we did not have any off-balance sheet arrangements.
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
Property, Plant, and Equipment, net
Construction in Progress
Construction in progress represents the accumulation of development and construction costs related to the Company's capital projects. The Company begins capitalizing project costs once acquisition or construction of the relevant asset is considered probable and continues until the underlying asset is ready for its intended use. Capitalized costs include direct development and construction costs, a portion of the Company's internal payroll costs (including share-based compensation) allocated based on the percentage of time certain employees directly contributed to development projects, and interest costs incurred in connection with the construction. Interest is capitalized on qualifying assets using a weighted average effective interest rate applicable to borrowings outstanding during the period to which it is applied and is limited to interest expense actually incurred. Once the asset is placed in service, accumulated costs are reclassified to property, plant, and equipment, net, and the capitalized interest and internal payroll costs are amortized as a component of depreciation expense over the life of the underlying asset.
Recent Accounting Pronouncements
See Note 2, Significant Accounting Policies to our unaudited condensed consolidated financial statements for more information about recent accounting pronouncements and the anticipated effects on our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk and changes in interest rates. As of March 31, 2026, we had cash, cash equivalents and restricted cash of $243,293, consisting of investments in cash and cash equivalents. We consider short-term, highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash consists of funds held in our checking and savings accounts. Restricted cash represents amounts deposited in a bank account that are required to remain restricted in accordance with the terms of the related financing or standby letter of credit agreements. Due to the short-term duration of our investment portfolio and restricted cash, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2026 due to the material weaknesses in our internal control over financial reporting described below.
Previously Reported Material Weakness
As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, we identified a material weakness in our internal control over financial reporting related to a lack of formalized processes, policies, and procedures, inadequate segregation of duties across functions relevant to financial reporting, and an insufficient number of qualified personnel within our accounting, finance, and operational functions who possess an appropriate level of expertise to provide reasonable assurance that transactions are being appropriately recorded and disclosed.
We have concluded that the material weakness continues to exist as of March 31, 2026.
We have concluded that the material weakness exists because we are a newly formed company and have not yet fully developed or implemented our internal control over financial reporting or operational control environment, and therefore do not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company. The deficiencies identified did not result in a material misstatement of our financial statements, and no material misstatements were identified during the period ended March 31, 2026.
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
During the three months ended March 31, 2026, we made progress on our remediation plan, including continuing the design phase of our internal controls framework across multiple in-scope financial statement line items and initiating walkthrough procedures for key financial reporting processes.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2026, the Company implemented the procure-to-pay module of its Oracle Fusion Cloud (“Oracle Cloud”) enterprise resource planning system. The Company is in the midst of a multi-year transformation project to fully enhance its existing Oracle Cloud implementation and to deploy additional accounting processes within Oracle Cloud, with the objective of achieving improved analytics, internal reporting, and process efficiencies. Emphasis has been placed on the maintenance of effective internal controls and the assessment of the design and operating effectiveness of key control activities throughout each development and deployment phase.
Except for the Oracle Cloud procure-to-pay implementation and the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
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
Firebird Litigation
On January 27, 2026, a petition captioned 340 Energy, LLC v. Firebird LNG, LLC, et al. was filed in the District Court of Harris County, Texas, and subsequently removed to the Business Court of Texas, Eleventh Division (Cause No. 26-BC11B-0016). The complaint names as defendants Firebird LNG, LLC, MAD Energy LP, Firebird Equipment Holdco, LLC, Fermi Equipment Holdco, LLC, the Company, and George Wentz. The plaintiff, as assignee of XO Energy Worldwide LLP, alleges that the defendants engaged in a scheme to evade payment of a brokerage commission allegedly owed in connection with the sale of a contract for six natural gas turbines, including through a Delaware divisive merger that allocated the turbine contract to a newly formed entity acquired by an affiliate of the Company for consideration in excess of $165 million, while purportedly leaving the commission obligation behind in an entity without assets to satisfy it.
The petition asserts claims for, among other things, violations of the Texas Uniform Fraudulent Transfer Act (and, in the alternative, the Delaware Uniform Voidable Transfers Act), money had and received, tortious interference, civil conspiracy, breach of contract, and quantum meruit, and seeks compensatory damages of not less than $5.985 million, exemplary damages, avoidance of the challenged transfers, the imposition of a constructive trust and other equitable relief, pre- and post-judgment interest, and attorneys' fees and costs. On March 31, 2026, the Company, Fermi Equipment Holdco, LLC, and Firebird Equipment Holdco, LLC filed a motion to dismiss under Texas Rule of Civil Procedure 91a. On April 16, 2026, plaintiff responded by filing a First Amended Petition, which, among other things, dismissed the money had and received claim as to the Company and its affiliates.
The Company, Fermi Equipment Holdco, LLC, and Firebird Equipment Holdco, LLC intend to move to dismiss the First Amended Petition, with a hearing on the anticipated motion set for June 22, 2026. Trial is currently scheduled to commence on May 24, 2027. As the petition notes, in connection with the transaction, MAD Energy agreed to indemnify the Company and its affiliates against any claims arising out of the engagement of XO Energy, Stephen Murphy, or their affiliates as a broker or finder.
We intend to vigorously defend against the action. At this time, we are unable to reasonably estimate the possible loss or range of loss, if any, associated with this matter.
Petition and Temporary Restraining Order and Temporary Injunction
On May 1, 2026, our former Chief Executive Officer, Toby Neugebauer, filed a verified petition and application for temporary restraining order and temporary injunction in the Business Court of the State of Texas, First Division, captioned Neugebauer v. Fermi Inc., et al., Cause No. 26-BC01B-0034. The petition names the Company and certain of our directors—Marius Haas, Lee McIntire, and Cordel Robbin-Coker—as defendants.
The petition arises out of the termination of Mr. Neugebauer's employment for Cause on April 30, 2026, pursuant to his October 6, 2025 employment agreement, and his resulting automatic removal from our Board of Directors under the terms of that agreement. The petition asserts claims for ultra vires conduct under Section 20.002 of the Texas Business Organizations Code (the “TBOC”), declaratory relief regarding the validity of the April 30, 2026 termination and removal under TBOC Section 21.914, and access to corporate books and records under TBOC Section 3.152. Mr. Neugebauer alleges, among other things, that his removal from the Board contravenes Texas law and our governing documents, which he claims vest the exclusive authority to remove directors in our shareholders, and that a committee of the Board lacked authority to terminate his employment. The petition seeks declaratory and injunctive relief, including an order declaring the April 30, 2026 termination and Board removal invalid, restraining the Company from filling the resulting Board vacancy, requiring the production of specified books and records, and restraining the Company from amending its bylaws or implementing a shareholder rights plan, together with attorneys' fees and costs. The petition does not seek a specified amount of monetary damages.
Also on April 30, 2026, Mr. Neugebauer filed two verified petitions seeking pre-suit discovery under Texas Rule of Civil Procedure 202 in the District Court of Dallas County. The first petition, captioned Neugebauer v. Perry, et al., Cause No. DC-26-07894, names Rick Perry, a member of our Board of Directors, and four other individuals as respondents and seeks their depositions to investigate potential claims including fraud, breach of contract, tortious interference, and conspiracy. The second petition, captioned Neugebauer v. Haas, et al., Cause No. DC-26-07931, names three of our directors—Marius Haas, Lee McIntire, and Anna Bofa—and Jacobo Ortiz, a Company officer, as respondents and seeks their depositions to investigate potential claims arising from their conduct in their respective capacities at the Company. Neither petition asserts specific causes of action or seeks monetary damages.
On May 4, 2026, the parties entered into a Rule 11 Agreement under which Mr. Neugebauer agreed to withdraw his application for a temporary restraining order and temporary injunction with respect to Counts I, II, and III of the petition, subject to the Board's consideration of the nomination of Larry Kellerman to fill the Board vacancy. The Rule 11 Agreement reserves all rights of the parties with respect to the remaining issues in the petition, including Mr. Neugebauer's books and records claim, and with respect to claims and defenses arising from his employment, the termination thereof, or his employment agreement. The Rule 202 petitions also remain pending.
We intend to vigorously defend against these actions. At this time, we are unable to reasonably estimate the possible loss or range of loss, if any, associated with this matter.
We are not currently a party to any other legal proceedings that we believe are material. Regardless of the outcome, litigation can be costly and time-consuming and can divert management’s attention and resources. For additional information, see Part I, Item 1A. “Risk Factors” and “Commitments and Contingencies” in the notes to our consolidated financial statements included in the Annual Report on Form 10-K for the period from January 10, 2025 (Inception) through December 31, 2025.
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
•The termination of our Chief Executive Officer, Toby Neugebauer, and resignation of our Chief Financial Officer, Miles Everson, and the resulting leadership transition exposes us to potential delays in our execution on certain aspects of our business strategy as we search for new permanent executive leadership.
•The actions of our former Chief Executive Officer, Toby Neugebauer, and related persons to initiate a proxy contest in an effort to take control of our Board of Directors, and to bring or threaten lawsuits against the Company and its directors and officers, have caused and will likely continue to cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business.
•If members of our board of directors or senior management team are unable to align on strategic direction, capital allocation, operational priorities, or other significant matters, such differences in perspective could result in delays in decision-making, the departure of key personnel, disruption to our operations, or an inability to execute on our business strategy.

•Substantial doubt about our ability to continue as a going concern was raised as a result of our pre-revenue status, recurring losses, and unrestricted cash that is insufficient to fund our known and reasonably knowable contractual obligations over the next twelve months, and the Company may not be successful in implementing management's plans to alleviate that doubt; even if management is successful, such plans may prove insufficient or may have other adverse effects on the Company.
•Technological advances or disruptive innovations, specifically advancements in artificial intelligence or the ability of new generations of chips to produce useful output in the form of tokenized results using substantially less energy input, may outpace our development cycle, and we are exposed to technology obsolescence across all major asset classes.
•We have not yet secured a tenant, and we may not achieve tenant adoption at the pace or pricing levels required for financial viability.
•We depend on third-party vendors, contractors, and consultants to support our business.
•We have incurred substantial additional debt in the first quarter of 2026, including the MUFG Equipment Financing (up to $500.0 million), the Keystone Facility (equipment-backed advances of up to $120.0 million in aggregate principal, with the potential to increase by an additional $100.0 million subject to lender approval), the Yorkville Promissory Note ($156.3 million), and the Beal Equipment Financing ($165.0 million). These obligations contain restrictive covenants, collateral coverage requirements, mandatory prepayment triggers, and in certain cases conditions tied to execution of tenant agreements by December 31, 2026. Our ability to service these obligations and comply with all covenants is subject to significant uncertainty.
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
•High demand for, constraints on the supply of, and increasing costs for industrial scale gas-fired turbines could lead to significant delays or significant increases in capital costs associated with our ability to develop the natural gas-fired power generation infrastructure we will need to achieve our power delivery goals on the schedule we are projecting.
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
•We are named as a defendant in a securities class action lawsuit alleging materially false and misleading statements in connection with our IPO registration statement and subsequent public disclosures. Regardless of the merits, this litigation could divert management attention, require substantial legal costs, result in adverse judgments, and impair our ability to raise capital.

Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the period from January 10, 2025 (Inception) through December 31, 2025 (the “Annual Report”), filed with the Securities and Exchange Commission on March 30, 2026. Except as set forth below, we are not aware of any material changes to the risk factors disclosed in the Annual Report and the following risk factor updates supplement and should be read in conjunction with the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the period from January 10, 2025 (Inception) through December 31, 2025. These disclosures reflect the Company's beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.
Risks Related to Our Business and Industry
The termination of our Chief Executive Officer, Toby Neugebauer, and resignation of our Chief Financial Officer, Miles Everson, requires that we implement a leadership transition that could temporarily delay our ability to execute on certain aspects of our strategy as we search for new permanent executive leadership.
On April 17, 2026, the Company removed Toby Neugebauer from his position as President and Chief Executive Officer. On April 19, 2026, our Chief Financial Officer, Miles Everson, resigned from his position as Chief Financial Officer. On April 30, 2026, the Company terminated Toby Neugebauer’s employment for Cause pursuant to his Employment Agreement as a result of conduct in violation of the terms of such agreement and of Company policies. As a result of his termination for Cause, Mr. Neugebauer was automatically removed from the Company’s board of directors. The search for, and transition to, new permanent leadership will require significant time and resources. Lenders, prospective tenants, joint venture partners, and other counterparties may require assurances regarding leadership stability as a condition of continued or new business relationships. The failure to quickly identify and install permanent leadership could delay our ability to execute on certain aspects of our strategy.
Substantial doubt about our ability to continue as a going concern was raised as a result of our pre-revenue status, recurring losses, and unrestricted cash that is insufficient to fund our known and reasonably knowable contractual obligations over the next twelve months, and the Company may not be successful in implementing management's plans to alleviate that doubt; even if management is successful, such plans may prove insufficient or may have other adverse effects on the Company.
Project Matador will require substantial capital investment to achieve commercial operation. As of March 31, 2026, the Company had not generated any revenues, had incurred recurring losses from operations and negative cash flows from operating activities since inception, and had substantial near-term capital expenditure obligations under existing equipment purchase, construction, lease, and other project-related commitments, in addition to recurring operating expenses that must be funded. As of March 31, 2026, the Company had cash on hand of $207.5 million and restricted cash of $35.8 million, a portion of which is available to fund defined capital expenditures. When measured against forecasted disbursements under the Company’s current operating plan, these resources are not sufficient to satisfy the Company’s financial obligations as they become due within one year after the date the accompanying unaudited condensed consolidated financial statements are issued.
These factors raise substantial doubt about the Company's ability to continue as a going concern for the next twelve months from the date of issuance of the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report. Management has implemented plans which are disclosed in Note 2, Significant Accounting Policies to the accompanying unaudited condensed consolidated financial statements. As a result of these actions, management believes that the substantial doubt about the Company's ability to continue as a going concern has been alleviated. There is no guarantee, however, that we will successfully implement the plans described in Note 2. If our planned borrowing draws under existing committed facilities, monetization of unencumbered equipment, sequencing of capital expenditures with the execution of definitive tenant agreements and corresponding project-level financing, or efforts to defer, scale, or renegotiate near-term collateral and credit support obligations are not successful, or if we are unable to identify and execute additional project-level capital arrangements or customer arrangements with strategic counterparties on acceptable terms, we may need to scale back our business plan, reduce our operating costs and headcount, or discontinue or curtail certain of our development activities.

Risks Related to Our Governance and Operating Model
We rely on a highly concentrated leadership team and may face succession or key personnel risks

Our Company is currently undergoing a leadership transition following the removal of our former Chief Executive Officer, Toby Neugebauer, and the resignation of our former Chief Financial Officer, Miles Everson. Our operations and the growth of our business are still dependent on a small group of key personnel with deep institutional knowledge of our operating model, site entitlement history, and financing structure. The loss of any senior executive—including the interim Co-Presidents of our Office of the Chief Executive Officer, our interim Chief Financial Officer, our Head of Power, or our Chief Nuclear Construction Officer—or our failure to complete an orderly and timely transition to permanent CEO and CFO leadership could materially impair critical development milestones, our relationships with financing counterparties, and our ability to execute on our business strategy.
A proxy contest commenced against the Company by our former Chief Executive Officer, Toby Neugebauer, and certain of his family members and related persons have caused and are expected to continue to cause us to incur substantial costs, divert the attention of the Board of Directors and management, take up management's attention and resources, cause uncertainty about the strategic direction of our business and adversely affect our business, operating results and financial condition, and future proxy contests could do so as well.
A proxy contest or other activist campaign and related actions, such as the recent proxy contest by our former Chief Executive Officer, Toby Neugebauer, and certain of his family members and related persons could have a material and adverse effect on us for the following reasons:
•In filings with the SEC and press releases, Mr. Neugebauer states that he seeks to install new directors on our Board that, if successful, would result in a change in the control of our Board of Directors and could result in significant changes in the Company's management and strategic direction. In addition, based on statements made by Mr. Neugebauer, if he is successful in taking control of our Board of Directors, he and the newly constituted Board and management could undertake in an immediate effort to sell the Company at a price that our current Board believes would grossly undervalue the Company.
•Mr. Neugebauer has filed, and may in the future file, additional legal proceedings against the Company and/or its current and former officers and directors relating to his termination, his removal from the Board of Directors, and/or his proxy contest. Defending against such proceedings could require the Company to incur significant legal and other costs, consume substantial management and Board attention and resources, and result in potential indemnification obligations to current and former officers and directors, any of which would have an adverse effect on our business.

•While the Company welcomes the opinions of all shareholders, responding to proxy contests and related actions by activist investors such as Mr. Neugebauer will be costly and time-consuming, disrupt our operations, and divert the attention of our Board of Directors and senior management and employees away from their regular duties and the pursuit of business opportunities. In addition, there may be litigation in connection with a proxy contest, which would serve as a further distraction to our Board of Directors, senior management and employees and could require the Company to incur significant additional costs.
•Perceived uncertainties as to our future direction as a result of potential changes in the composition of our Board of Directors and management team that could result from the proxy contest initiated by the Neugebauer group may lead to concern among potential tenants, existing and future financing counterparties and investors, vendors, contractors, employees, and other important stakeholders regarding the stability of our business, which may be exploited by our competitors, may inhibit potential customers and financing counterparties from transacting with us, may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners.
•Proxy contests and related actions by activist investors such as the Neugebauer group could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Our former President and Chief Executive Officer, Toby Neugebauer, is involved in litigation that could cause negative publicity or perception about us and could divert management’s attention, particularly if he is successful in gaining control of our Board of Directors.
Our former President and Chief Executive Officer, Toby Neugebauer, is involved in legal proceedings that have in the past, and may in the future, garner negative publicity. If Mr. Neugebauer is successful in his efforts to take control of our Board of Directors and management, these legal proceedings could adversely affect our Company.
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
If Mr. Neugebauer is successful in gaining control of our Board of Directors through his attempted proxy contest, the Animo/GloriFi Proceedings may attract negative press coverage and other forms of negative attention to the Company.
Risks Related to Our Common Stock
We are subject to pending securities litigation that could result in substantial costs, divert management attention, and adversely affect our reputation and ability to raise capital.
On January 5, 2026, the Company, certain of its directors and officers, and certain underwriters of our IPO were named as defendants in a putative securities class action filed in the U.S. District Court for the Southern District of New York. The complaint alleges that the Company made materially false and misleading statements and omissions in the registration statement and prospectus issued in connection with the IPO and in other public statements during the period from October 1, 2025 through December 11, 2025, in violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 thereunder. The action seeks unspecified damages on behalf of a purported class of purchasers of our common stock pursuant and/or traceable to the IPO registration statement and/or during the alleged class period.
We believe the claims are without merit and intend to vigorously defend against the action. However, securities class action litigation is inherently unpredictable and may divert significant management time and resources regardless of outcome. Even if resolved in our favor, the costs of defending this litigation could be substantial, and any adverse resolution could result in monetary damages, reputational harm, or impaired access to capital markets. We are currently unable to reasonably estimate the possible loss or range of loss, if any, associated with this matter.
Risks Related to Our Business and Industry — Financing and Debt Obligations
Our newly incurred equipment financing obligations contain restrictive covenants, collateral coverage requirements, and tenant execution conditions that, if not satisfied, could result in events of default, mandatory prepayments, or acceleration of our debt.

Since December 31, 2025, we have incurred substantial additional indebtedness to finance equipment for Project Matador, including: (i) a $500.0 million MUFG Equipment Financing facility (entered February 10, 2026), of which $396.6 million has been drawn as of the date hereof; (ii) a Keystone Master Loan Agreement providing for equipment-backed advances of up to $120.0 million in aggregate principal, with the potential to increase by an additional $100.0 million subject to lender approval (entered February 2026), of which $39.5 million has been drawn; (iii) a $165.0 million Beal Equipment Financing facility (entered March 2026) to fund the purchase of six Siemens Energy SGT-800 industrial gas turbines, of which $3.0 million has been drawn as of the date hereof; and (iv) a Yorkville Promissory Note with a committed principal amount of $156.3 million (entered March 30, 2026).
These facilities contain numerous restrictive covenants and conditions, including: (a) under the MUFG Equipment Financing, loan-to-value requirements whereby an event of default will occur if the LTV ratio exceeds the applicable target for more than thirty consecutive days following an updated appraisal reflecting a value more than 2% below the initial appraisal; (b) under the Keystone Facility, a minimum liquidity covenant requiring us to maintain at least $20.0 million in liquidity until the facility is repaid or a qualifying customer agreement is executed, and a mandatory prepayment requirement if the Keystone Agent has not received an approved customer agreement by December 31, 2026; (c) under the Beal Credit Agreement, an exit fee obligation and restrictions on asset dispositions; and (d) under the Yorkville Note, mandatory monthly amortization payments beginning thirty days after the first advance, with at least $10.0 million of each payment to be satisfied in shares of common stock.
Our ability to comply with these covenants is subject to uncertainty, particularly given the early stage of our development, the absence of signed definitive tenant agreements as of the date of this filing, and leadership transition risk. A breach of any covenant or failure to satisfy any condition could trigger an event of default, acceleration of the applicable debt obligation, and potential cross-default under our other financing arrangements, any of which would have a material adverse effect on our business, financial condition, liquidity, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
On September 30, 2025, our Registration Statement was declared effective by the SEC. On October 2, 2025, in connection with its initial public offering (“IPO”) in which the Company issued and sold 32,500,000 shares of its common stock at a public offering price of $21.00 per share, the Company received net proceeds of $648.4 million after deducting the underwriting discounts and commissions, and before deducting deferred offering costs of $14.2 million. On October 2, 2025, concurrently with the closing of the IPO, the underwriters exercised their over-allotment option and purchased from the Company an additional 4,875,000 shares of common stock at the IPO price, which resulted in net proceeds to the Company of $97.2 million after deducting the underwriting discounts and commissions. The total net proceeds from the IPO were $745.6 million. There has been no material change in the expected use of the net proceeds from our IPO as described in our prospectus dated September 30, 2025 filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
This item is not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the period ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits and Financial Statement Schedules
(a) See the Index to unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.
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

3.2	Amended and Restated Bylaws of Fermi Inc., dated as of May 13, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 14, 2026).
10.1#
Equipment Supply Loan Financing Agreement, dated February 10, 2026 among Fermi Turbine Warehouse LLC, as borrower, Firebird Equipment Holdco, LLC, as subsidiary guarantor, and MUFG Bank, Ltd., as administrative agent and lender. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2026).

10.2#
Master Loan Agreement, dated as of February 19, 2026, among Fermi High Voltage Warehouse LLC, the lenders party thereto, Keystone National Group, LLC, as collateral agent and administrative agent and Cape Commercial Finance LLC, as sole arranger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2026).

10.3#
Senior Unsecured Promissory Note dated March 30, 2026, among Fermi Inc, as borrower, with YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP. (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed with the Commission on March 30, 2026).

10.4#
Equipment Supply Loan Financing Agreement, dated March 26, 2026, by and among Fermi Turbine Warehouse II LLC, Fermi Turbine HoldCo II LLC, Fermi Turbine Pledgor II LLC, and CLMG Corp., as Administrative Agent for the Lenders and Collateral Agent for the Secured Parties, and the Lenders party hereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 27, 2026).

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

FERMI INC.

Date: May 14, 2026	By:	/s/ Jacobo Ortiz Blanes
Jacobo Ortiz Blanes
Co-President of the Office of the Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert L. Masson
Robert L. Masson
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)