Form 10-Q
period 2026-06-30
Fermi Inc.
filed 2026-08-14
CIK 2071778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

As of August 10, 2026, there were 640,467,348 shares of common stock, par value of $0.001 per share, outstanding.

FERMI INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2026

EXPLANATORY NOTE
Fermi Inc. was originally formed as Fermi LLC, a Texas limited liability company, on January 10, 2025 (“Inception”). On September 30, 2025, immediately following the effectiveness of our registration statement on Form S-11 in connection with our initial public offering (“IPO”), the Company effected a statutory conversion from a Texas limited liability company to a Texas corporation pursuant to and in accordance with a plan of conversion (the “Corporate Conversion”). The purpose of the Corporate Conversion was to reorganize the Company’s corporate structure so that the entity offering its securities to the public in the IPO would be a corporation rather than a limited liability company. References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “Fermi,” “we,” “us,” “our,” and “the Company” (i) for periods prior to the Corporate Conversion, refer to Fermi LLC, and, where appropriate, its consolidated subsidiaries and (ii) for periods after the Corporate Conversion, refer to Fermi Inc., and, where appropriate, its consolidated subsidiaries.
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

Special Note Regarding Forward-Looking Statements
Certain statements in this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” “strive,” “endeavor,” “mission,” “goal,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.
Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•our business model is highly dependent on the successful construction, development, leasing, and continued maintenance of Project Matador;
•our ability to consummate the transactions under our lease with TensorWave on acceptable terms or at all;
•the anticipated revenues to be generated under the lease with TensorWave, anticipated construction, delivery, and operation of the data center, the expected timing and satisfaction of the closing conditions in the lease, the completion of project-level financing, and the potential exercise of the expansion option by TensorWave;
•our limited operating history in developing and operating power and AI infrastructure, which may make it difficult to evaluate our business prospects and the risks and challenges we may encounter;
•our ability to access adequate project financing, commercial borrowings, and debt and equity capital markets to fund our significant anticipated capital expenditures;
•our ability to construct, operate, and maintain power generation facilities on schedule and at anticipated costs, either of which may be impacted by supply chain disruptions, including the impact on labor availability, raw materials and input commodity costs and availability, and manufacturing and transportation;
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
•our ability to obtain and renew leases with our tenants on terms favorable to us, and manage our growth, business, financial results, and results of operations;
•our ability to respond to price fluctuations and rapidly changing technology, including but not limited to uncertainty regarding the continued growth in demand for AI computing infrastructure, including the possibility that advances in AI model efficiency, changes in AI investment trends, or shifts in the competitive landscape could reduce demand for the power-intensive data center capacity we are designed to support;
•the impact of tariffs and global trade disruptions on us and our tenants;
•changes in political conditions, geopolitical turmoil, political instability, civil disturbances, and restrictive governmental actions;
•we and our target customers operate in a politically sensitive environment, and the public perception of nuclear energy, gas-fired power generation, artificial intelligence, and private-grid powered AI data center infrastructure development can affect our customers and us;

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
•increased power, labor, equipment procurement, shipping, refurbishment, or construction costs;
•labor shortages or our inability to attract and retain talent;
•changes in, or the failure or inability to comply with, government regulation, including regulation of our facilities’ environmental footprint and the project’s electric generation and storage assets;
•a failure of our information technology systems, systems conversions and integrations, cybersecurity attacks, or a breach of our information security systems, networks, or processes;
•our risks related to intellectual property, including our ability to protect proprietary technology and processes, and the possibility that third parties may assert infringement claims against us;
•our inability to obtain and/or maintain necessary government or other required consents or permits;
•risks associated with the concentration of our operations in a limited number of geographic locations, which exposes us to region-specific regulatory, environmental, political, and natural disaster risks;
•our exposure to fluctuations in fuel prices, including natural gas and other generation feedstocks, and our ability to pass through or hedge against such cost increases;
•the timing of any future election to be taxed as a real estate investment trust (“REIT”), and, if we make such an election, our failure to qualify as a REIT and maintain our REIT qualification for U.S. federal income tax purposes;
•our ability to secure and maintain access to water resources sufficient for cooling operations and the potential for regulatory restrictions on water usage;
•the termination of our former Chief Executive Officer, Toby Neugebauer, and resignation of our former Chief Financial Officer, Miles Everson, and the resulting leadership transition expose us to potential delays in our ability to execute on certain aspects of our business strategy as we transition to new permanent executive leadership;
•the actions of our former Chief Executive Officer, Toby Neugebauer, and related persons to initiate a proxy contest in an effort to take control of our Board of Directors, and to bring or threaten lawsuits against the Company and its directors and officers, have caused and are expected to continue to cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business;
•changes in, or the failure or inability to comply with, local, state, federal, and applicable international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates; and
•the impact of any financial, accounting, legal, or regulatory issues or litigation that may affect us.
The risks and uncertainties set forth above are not exhaustive. Other sections of this Quarterly Report on Form 10-Q, including Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” discuss these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements.
Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Fermi Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts and share numbers)
(unaudited)

	As of June 30, 2026	As of December 31, 2025
Assets
Property, plant, and equipment, net	$1,547,856	$935,295
Cash and cash equivalents	62,536	408,529
Restricted cash	29,195	—
Prepaid expenses and other assets	75,804	47,753
Operating lease right-of-use assets	47,745	21,737
Total assets	$1,763,136	$1,413,314
Liabilities and stockholders’ equity
Debt, net	$520,091	$109,799
Accounts payable and accrued liabilities	149,691	176,572
Operating lease liabilities	56,297	21,320
Other liabilities	5,400	9,751
Total liabilities	731,479	317,442
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.001 par value; 2,400,000,000 shares authorized, 638,115,075 and 629,839,790 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	638	628
Preferred stock, $0.001 par value; 10,000,000 shares authorized, and no shares issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	1,378,717	1,228,443
Accumulated deficit	(347,698)	(133,199)
Total stockholders’ equity	1,031,657	1,095,872
Total liabilities and stockholders’ equity	$1,763,136	$1,413,314
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fermi Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share numbers)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30, 2026	For the period from January 10, 2025 (Inception) through June 30, 2025
	2026	2025
Expenses:
General and administrative	$26,759	$5,609	$193,003	$5,687
Total expenses	26,759	5,609	193,003	5,687
Loss from operations	(26,759)	(5,609)	(193,003)	(5,687)
Other income (expense):
Interest income (expense)	953	(680)	3,302	(680)
Other income (expense), net	—	—	(24,798)	—
Total other income (expense)	953	(680)	(21,496)	(680)
Net loss	$(25,806)	$(6,289)	$(214,499)	$(6,367)
Net loss per share – basic and diluted	$(0.04)	$(0.02)	$(0.34)	$(0.02)
Weighted average shares outstanding – basic and diluted	637,325,436	408,977,385	633,603,292	389,091,954
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fermi Inc.
Condensed Consolidated Statements of Stockholders’/Members’ Equity
(in thousands, except unit and share numbers)
(unaudited)

Six Months Ended June 30, 2026

	Members’ Equity — Class A		Members’ Equity — Class B		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Units	Amount	Units	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2025	—	$—	—	$—	629,839,790	$628	$1,228,443	$(133,199)	$1,095,872
Share-based compensation (Note 7)	—	—	—	—	—	—	165,098	—	165,098
Net loss	—	—	—	—	—	—	—	(188,693)	(188,693)
Balance, March 31, 2026	—	$—	—	$—	629,839,790	$628	$1,393,541	$(321,892)	$1,072,277
Share-based compensation (Note 7)	—	—	—	—	8,243,569	10	(15,267)	—	(15,257)
Other equity activity	—	—	—	—	31,716	—	443	—	443
Net loss	—	—	—	—	—	—	—	(25,806)	(25,806)
Balance, June 30, 2026	—	$—	—	$—	638,115,075	$638	$1,378,717	$(347,698)	$1,031,657

For the period from January 10, 2025 (Inception) through June 30, 2025
	Members’ Equity — Class A		Members’ Equity — Class B		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’/ Members’
	Units	Amount	Units	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 10, 2025 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—
Capital contributions, net of deferred offering costs	367,312,500	498	—	—	—	—	—	—	498
Net loss	—	(78)	—	—	—	—	—	—	(78)
Balance, March 31, 2025	367,312,500	$420	—	$—	—	$—	$—	$—	$420
Capital contributions, net of equity issuance costs	(8,050,950)	296	58,764,264	128	—	—	—	—	424
Deemed capital contribution from related party	—	53	—	2	—	—	—	—	55
Share-based compensation — related party	—	3,616	—	—	—	—	—	—	3,616
Net loss	—	(6,078)	—	(211)	—	—	—	—	(6,289)
Balance, June 30, 2025	359,261,550	$(1,693)	58,764,264	$(81)	—	$—	$—	$—	$(1,774)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fermi Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30, 2026	For the period from January 10, 2025 (Inception) through June 30, 2025
Cash flows used in operating activities:
Net loss	$(214,499)	$(6,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	118,724	—
Loss on extinguishment of debt	24,753	—
Share-based compensation expense, related party	—	3,616
Non-cash interest expense paid-in-kind	—	680
Other	1,494	68
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	35,489	1,343
Prepaid expenses and other assets	(21,977)	(1,958)
Net cash used in operating activities	$(56,016)	$(2,618)
Cash flows used in investing activities:
Investments in property, plant, and equipment	(626,157)	(40,313)
Capitalized preacquisition costs	—	(2,559)
Net cash used in investing activities	$(626,157)	$(42,872)
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt discount	513,493	—
Repayment of Macquarie Term Loan	(144,294)	—
Payment of debt issuance costs	(3,824)	(78)
Proceeds from issuance of Series A Convertible Notes	—	58,900
Proceeds from issuance of Seed Convertible Notes	—	26,123
Other financing activities	—	877
Net cash provided by financing activities	$365,375	$85,822
Change in cash, cash equivalents and restricted cash	(316,798)	40,332
Cash, cash equivalents and restricted cash, at beginning of period	408,529	—
Cash, cash equivalents and restricted cash, at end of period	$91,731	$40,332

Cash, cash equivalents and restricted cash, at end of period:
Cash and cash equivalents	$62,536	$40,332
Restricted cash	29,195	—
Cash, cash equivalents and restricted cash, at end of period	$91,731	$40,332
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fermi Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except unit, per unit, share, and per share numbers)
(unaudited)
1. Organization and Description of Business
Organization
Fermi Inc. is a Texas corporation and references in this Quarterly Report to “Fermi,” “we,” “us,” “our,” and “the Company” (i) for periods prior to September 30, 2025, refer to Fermi Inc.’s predecessor, Fermi LLC, and, where appropriate, its consolidated subsidiaries and (ii) for periods from and after September 30, 2025, refer to Fermi Inc., and, where appropriate, its consolidated subsidiaries.
The Company’s mission is to power the intelligence of tomorrow. The Company is developing its first campus, Project Matador, in Carson County, Texas, integrating approximately 11 gigawatts of private-grid power generation with large-scale AI data center infrastructure. The Project Matador site includes approximately 5,236 acres held or to be held under a long-term lease with the Texas Tech University System (see Note 6, Leases) and, together with additional acreage acquired, under contract, or subject to options to purchase, is expected to encompass approximately 8,400 acres in the aggregate, with generation capacity expandable up to approximately 17 gigawatts, subject to the closing of optioned and other pending land acquisitions and receipt of incremental permits. Project Matador is planned to provide hyperscale customers with approximately 15 million square feet of AI infrastructure space powered by a combination of on-site solar, gas, and nuclear power infrastructure. Preliminary site development commenced in 2025, and vertical construction is expected to commence following the Company’s entry into a definitive lease agreement with its first tenant on August 9, 2026, as further described in Note 9, Subsequent Events. Commercial operations for the first private-grid powered AI data center campus are targeted to commence in 2027. Disclosures of the energy generation and square footage of facilities are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).
We anticipate generating substantially all of our revenue from leases with hyperscalers, neocloud providers, semiconductor companies, and other compute-intensive tenants. As of June 30, 2026, we had not yet commenced revenue generating activities. All activity through June 30, 2026, was related to our formation and initial engagement with various commercial parties to facilitate infrastructure procurement, leasing, preliminary site development, and marketing activities for Project Matador. We do not expect to generate operating revenues until private-grid powered AI data center infrastructure facilities are delivered to tenants. We generate non-operating income in the form of interest income on cash. Our fiscal year ends on December 31.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC”), including modifications issued under Accounting Standards Updates (“ASUs”). The reporting currency of the Company is the U.S. Dollar. Dollar amounts in the financial statements are presented in thousands, except as otherwise stated. Share, per share, unit, and per unit data are presented as whole numbers. The unaudited condensed consolidated financial statements include the accounts of Fermi Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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

The significant accounting policies presented in these unaudited condensed consolidated financial statements are consistent with those described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and should be read in conjunction with the audited consolidated financial statements and notes thereto included therein.
Liquidity, Going Concern, and Capital Resources
Under ASC Topic 205-40, Presentation of Financial Statements—Going Concern, we are required to evaluate whether conditions or events raise substantial doubt about our ability to meet future financial obligations as they become due within one year after the unaudited condensed consolidated financial statements are issued.
Project Matador will require substantial capital investment to achieve commercial operation. As of June 30, 2026, the Company had not generated any revenues, had incurred recurring losses from operations and negative cash flows from operating activities since inception, and had substantial near-term capital expenditure obligations under existing equipment purchase, construction, lease, and other project-related commitments. As of June 30, 2026, the Company had cash on hand of $62,536 and restricted cash of $29,195, a portion of which is available to fund defined capital expenditures. In addition, in July 2026, subsequent to quarter-end, the Company issued $431,250 aggregate principal amount of 5.00% convertible senior notes due 2031 for net proceeds of approximately $416,810, of which approximately $34,500 was used to pay the cost of related capped call transactions (the “Capped Call Transactions”), with the remainder available for general corporate purposes, as further described in Note 9, Subsequent Events. When measured against forecasted disbursements under the Company’s current operating plan, these resources are not sufficient to satisfy the Company’s financial obligations as they become due within one year after the date these unaudited condensed consolidated financial statements are issued. Considered in the aggregate and before consideration of management’s plans, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within that period.
In order to alleviate the substantial doubt, the Company has approved and undertaken several measures. In addition to its existing cash on hand and restricted cash, the Company has undrawn committed borrowing capacity under the Company’s existing equipment financing facilities, the terms of which are further described in Note 5, Debt, net. The Company also holds significant equity in its power generation, substation and transformer, data center, and other ancillary equipment, and, in the event the Company elects to monetize all or any portion of these assets in markets where demand currently exceeds available supply, such monetization would further mitigate the Company’s near-term liquidity needs. In addition, the Company is actively working with its suppliers, contractors, and other counterparties to sequence the timing of future capital expenditures with the execution of definitive tenant agreements and the corresponding project-level financing arrangements expected to be secured in connection therewith, in order to align cash outflows with available liquidity through the assessment period. Certain of the Company’s near-term cash commitments, including obligations to post collateral and credit support in connection with certain commercial arrangements, would arise only if the Company elects to proceed under those arrangements and are intended to secure capacity for anticipated future tenant demand rather than to support current operations. In addition, because the Company’s equipment financing obligations are secured by the financed equipment, whose value exceeds the related obligations, the Company could satisfy those obligations through the pledged equipment itself, limiting the demand on its other liquidity sources. Management expects to defer, scale, or renegotiate the timing and amount of these obligations with the applicable counterparties as development progresses and tenant requirements are finalized. There is no guarantee that these counterparties will agree to renegotiate the terms of their commercial arrangements with the Company, and it is possible that management’s efforts to renegotiate terms or defer obligations under existing commercial arrangements, such as deferring or renegotiating obligations to post collateral and credit support in connection with certain commercial arrangements, could result in a termination of those arrangements by the counterparties. If we are unable to raise capital in the amounts, timing, or terms we expect, we may be forced to delay capital expenditures, amend or terminate our purchase commitments, or surrender assets pledged as collateral under our financing agreements in order to preserve liquidity, which could materially extend our development timeline and delay one or more phases of Project Matador, preventing us from achieving planned operational and financial milestones within the anticipated timeframe. The Company is also pursuing additional project-level capital arrangements and customer arrangements with strategic counterparties that, although subject to counterparty action and other conditions outside the Company’s control and therefore not relied upon by management in concluding that substantial doubt has been alleviated, would, if executed, provide further liquidity to the Company.
Based on the magnitude and timing of the Company’s cash on hand and restricted cash, the net proceeds from the convertible senior notes issued in July 2026 (as described in Note 9, Subsequent Events), undrawn capacity under the Company’s existing committed equipment financing facilities, and the Company’s ability to sequence capital expenditures to align with the execution of definitive tenant agreements and associated project financing, management has concluded that (i) it is probable that the Company’s plans will be effectively implemented within twelve months following the issuance of these unaudited condensed consolidated financial statements and (ii) it is probable that those plans, when implemented, will mitigate the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within that period. Accordingly, management has concluded that its plans alleviate the substantial doubt, and these unaudited condensed consolidated financial statements have been prepared on a going concern basis. There can be no guarantee that the Company’s plans will be successfully implemented or, if implemented, that they will mitigate the conditions and events that gave rise to substantial doubt within that period.
Related Party Transactions
The Company identifies related parties in accordance with ASC 850, Related Party Disclosures, which includes affiliates, equity method investees, principal owners, members of management, their immediate families, and any other party that can significantly influence the management or operating policies of the Company. Transactions with related parties are disclosed when material to the financial statements, even if conducted on terms equivalent to those prevailing in arm’s-length transactions.
During the six months ended June 30, 2026, the Company incurred rental and related costs of $759, all of which were incurred during the first quarter of 2026, under a non-exclusive aircraft dry lease agreement with TMNN Manager, LLC (“TMNN”), an entity affiliated with Toby Neugebauer, the Company’s former Chief Executive Officer. Under the agreement, effective January 8, 2026, the Company leased a Gulfstream GVI aircraft from TMNN on an hourly and monthly rental basis for use in operations. Because either party may terminate the agreement for convenience, the Company has elected the short-term lease exemption under ASC 842. Following the termination of Mr. Neugebauer’s employment during the second quarter of 2026, the Company terminated the aircraft lease agreement.
Effective July 22, 2026, subsequent to the end of the quarter, the Board of Directors (the “Board”) appointed George Wentz, the founder, a director, and Chief Executive Officer of MAD Energy Limited Partnership (“MAD Energy”), as General Counsel of the Company. MAD Energy is the counterparty to the net profits interest assumed in connection with the Firebird Acquisition and has agreed to indemnify the Company and its affiliates against certain claims asserted in the Firebird litigation, each as described in Note 8, Commitments and Contingencies. Mr. Wentz is also a member of the Davillier Law Group (“Davillier”), a law firm that has provided, and continues to provide, legal services to the Company. For the six months ended June 30, 2026, the Company incurred approximately $534 of fees for legal services from Davillier. Accordingly, from the effective date of Mr. Wentz’s appointment, MAD Energy, Davillier, and their respective affiliates are related parties of the Company, and transactions with, or amounts arising under existing arrangements payable to, MAD Energy or Davillier from that date will be disclosed as related party transactions in future periods. See Note 9, Subsequent Events.
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet. Actual results could differ from those estimates. We believe the estimates and assumptions underlying our unaudited condensed consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2026.
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
Restricted Cash
Restricted cash represents amounts deposited in a bank account that are required to remain restricted in accordance with the terms of the related financing or standby letter of credit agreements. As of June 30, 2026, the Company had restricted cash of $29,195, with $23,862 related to borrowings under the Turbine Warehouse Equipment Financing (as defined in Note 5, Debt, net) and $5,333 for our cash-collateralized standby letter of credit agreement. Restricted cash is presented separately in the unaudited condensed consolidated balance sheets. The unaudited condensed consolidated statements of cash flows reconcile the beginning-of-period and end-of-period total amounts of cash, cash equivalents and restricted cash.

Income Taxes
The unaudited condensed consolidated financial statements have been prepared using the tax classification of the Company as a corporation for U.S. federal income tax purposes for the periods presented.
Fermi previously stated that it intended to elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its short taxable year ended December 31, 2025; however, Fermi has determined to defer its REIT election. Accordingly, Fermi does not have a REIT election in place for U.S. federal income tax purposes at this time. Fermi’s current expectation is that it will be taxable as a C corporation for U.S. federal income tax purposes at least through its taxable year ending December 31, 2026. It is possible that Fermi may seek to qualify and elect to be taxable as a REIT for U.S. federal income tax purposes in the future, but the timing of any such election has not been determined, and it is possible that Fermi will never make a REIT election. If Fermi does decide to elect to be taxable as a REIT in the future, any such election would be made upon the filing of its Form 1120-REIT, U.S. Income Tax Return for Real Estate Investment Trusts, for the applicable taxable year.
For any period during which Fermi is taxed as a C corporation, Fermi is subject to U.S. federal income tax on its net taxable income and is not entitled to a deduction for dividends paid. If Fermi qualifies for and elects to be taxed as a REIT, it generally will not be subject to U.S. federal income tax at the REIT level on taxable income that is currently distributed to stockholders. In the event Fermi does qualify for and elects to be taxed as a REIT, Fermi would expect to distribute substantially all of its REIT taxable income and therefore would not expect to incur U.S. federal income tax at the REIT level.
If Fermi qualifies for and elects to be taxed as a REIT, Fermi may nonetheless be subject to U.S. federal income tax and excise taxes in certain circumstances, including on undistributed taxable income or if it fails to satisfy REIT requirements. In addition, our taxable REIT subsidiaries are subject to U.S. federal, state, and local income taxes as regular C corporations, as described below.
If the Company elects and qualifies to be taxed as a REIT, the Company’s tax attributes generated during its non-REIT periods generally would not be expected to provide a future tax benefit at the REIT level, other than potentially reducing any built-in gains tax on assets held at the time of conversion that are disposed of within the statutory recognition period or tax on undistributed taxable income. Deferred tax balances attributable to periods expected to be governed by the REIT provisions would be remeasured when the Company becomes committed to any such election. Any such remeasurement is not expected to have a material effect on the unaudited condensed consolidated statements of operations, as the Company’s net deferred tax assets are fully offset by a valuation allowance.
As of June 30, 2026 and December 31, 2025, the Company’s deferred tax assets exceeded its deferred tax liabilities. Based on the Company’s cumulative losses since inception, the absence of revenue-generating operations, and the potential effect of any future REIT election, the Company concluded that it is not more likely than not that its net deferred tax assets will be realized and recorded valuation allowances of $85,729 and $79,048 as of June 30, 2026 and December 31, 2025, respectively. Accordingly, no net deferred tax assets or deferred tax liabilities are recognized in the accompanying unaudited condensed consolidated balance sheets, and no current or deferred income tax provision (benefit) was recognized for the periods presented.
Taxable REIT Subsidiary
A taxable REIT subsidiary (“TRS”) is an entity that is taxable as a corporation in which a REIT directly or indirectly owns stock and that elects with the REIT to be treated as a TRS. If we elect to qualify as a REIT, the use of TRSs would enable us to engage in certain businesses and jurisdictions while complying with REIT qualification requirements that would apply following any REIT election. We may, from time to time, change the election of a previously designated qualified REIT subsidiary to a TRS. Effective March 30, 2026, we elected to convert Fermi Turbine Holdco, LLC, together with its direct wholly owned subsidiary Fermi Turbine Warehouse LLC and its indirect wholly owned subsidiary Firebird Equipment Holdco, LLC, into a corporate subsidiary that will be a TRS if we elect to qualify as a REIT.
As of June 30, 2026, Fermi Turbine Warehouse LLC and its subsidiaries held non-qualifying REIT assets. The corporate election became effective on March 30, 2026, but these entities did not generate taxable income or loss during the period from the effective date of the election through June 30, 2026. Accordingly, no current or deferred provision (benefit) for U.S. federal, state, or local income taxes has been recognized at these subsidiaries in the accompanying unaudited condensed consolidated financial statements for the periods presented.

Segments
All of the Company’s activities relate to developing its first campus, Project Matador, in Carson County, Texas, integrating approximately 11 gigawatts of private-grid power generation with large-scale AI data center infrastructure. Operating and strategic decision-making responsibility for the Company is exercised by a group of the Company’s senior officers, who function collectively as the chief operating decision maker (“CODM”). Prior to April 2026, the CODM group consisted of the Company’s then Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and Head of Power. As of June 30, 2026, the CODM group consisted of the Co-Presidents of the Company’s Interim Office of the CEO and its Interim Chief Financial Officer. See Note 9, Subsequent Events, for additional information regarding changes in the Company’s executive officers after June 30, 2026, including the Interim Chief Financial Officer’s appointment as the Company’s permanent Chief Financial Officer and the appointment of Lee McIntire as Chief Executive Officer effective August 11, 2026. Although the composition of the CODM group has changed since December 31, 2025, there has been no change in the information regularly reviewed by the CODM, the manner in which operating performance is evaluated, the basis used to allocate resources, or the Company’s determination that it has a single operating and reportable segment. The CODM evaluates performance and allocates resources based on the Company’s overall operations and financial results. Based on the structure of our operations and the manner in which the CODM monitors and manages the business, we have concluded that the Company operates as a single operating segment and, accordingly, a single reportable segment for accounting and financial reporting purposes.
The Company’s single reportable segment is expected to generate substantially all of its revenue from leasing private-grid powered AI data center infrastructure facilities to hyperscaler tenants. The CODM manages the Company as a single business and uses GAAP net income (loss), as presented in the unaudited condensed consolidated statement of operations, as the primary financial measure for assessing performance and allocating resources. The CODM regularly reviews the consolidated statement of operations, including the various line items therein, as presented in the Company’s unaudited condensed consolidated financial statements. No significant revenue or expense categories are regularly evaluated by the CODM other than those already reflected in the consolidated statement of operations. Additionally, the CODM assesses segment assets as presented within the Company’s consolidated balance sheet, as there is no distinction between segment assets and total assets. Substantially all assets are located within the United States, with certain equipment located at vendor facilities abroad, pending transport of such equipment to the Company’s Project Matador campus in Texas. Because the Company operates as a single segment, the accounting policies applied are consistent with the Company’s other significant accounting policies described within Note 2, Significant Accounting Policies.
Supplemental Cash Flow Information
The following table shows supplemental cash flow information:

Noncash investing and financing activities:	For the Six Months Ended June 30, 2026
Accrued investments in Property, plant, and equipment, net	$29,083
Capitalized share-based compensation expense related to Property, plant, and equipment, net	31,118
ROU asset obtained in exchange for a new operating lease liability	33,007
Capitalized interest related to investments in Property, plant, and equipment, net	5,198
Capitalized operating lease expense related to Property, plant, and equipment, net	8,418
Other Income (Expense), Net
For the six months ended June 30, 2026, other income (expense), net of $24,798 primarily consisted of a $24,753 loss on the extinguishment of the Company’s term loan with Macquarie Equipment Capital, Inc. (the “Macquarie Term Loan”), which was recognized during the three months ended March 31, 2026.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (“Subtopic 350-40”): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which amends certain aspects of the accounting for and disclosure of software costs under Subtopic 350-40. The amendments improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. We early adopted ASU 2025-06 effective January 1, 2026, on a prospective basis and the impact of the adoption was not material to our unaudited condensed consolidated financial statements.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. ASU 2025-07 refines the scope of derivative accounting under Topic 815 and clarifies the treatment of share-based noncash consideration under ASC 606. The guidance will be effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. We early adopted ASU 2025-07 effective January 1, 2026, on a prospective basis and the impact of the adoption was not material to our unaudited condensed consolidated financial statements.
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
Net Loss Per Share Computation

	Three Months Ended June 30,		Six Months Ended June 30, 2026	For the period from January 10, 2025 (Inception) through June 30, 2025
	2026	2025
Net loss – basic and diluted	$(25,806)	$(6,289)	$(214,499)	$(6,367)
Weighted average number of common shares outstanding – basic and diluted	637,325,436	408,977,385	633,603,292	389,091,954
Net loss per common share – basic and diluted	$(0.04)	$(0.02)	$(0.34)	$(0.02)
The computation of net loss per share for the three and six months ended June 30, 2026, excludes 17.1 million shares underlying restricted stock units because the Company reported a net loss for the periods and the effect of all potentially dilutive securities outstanding as of June 30, 2026, would have been anti-dilutive.
For the three months ended June 30, 2025 and for the period from January 10, 2025 (Inception) through June 30, 2025, 73.5 million potential common units related to the Company’s outstanding convertible debt instruments were excluded from the computation of net loss per share under the “if-converted” method because their effect was anti-dilutive. These potential units relate to the Company’s seed convertible notes and Series A convertible notes, which converted to common stock during the year ended December 31, 2025.

4. Property, Plant, and Equipment
Property, plant, and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
Construction in progress	$1,539,249	$929,371
Land	8,607	5,924
Gross property, plant, and equipment	1,547,856	935,295
Less: accumulated depreciation	—	—
Total property, plant, and equipment, net	$1,547,856	$935,295
As of June 30, 2026, the Company’s property, plant, and equipment, net consisted entirely of land and construction in progress. No depreciable property, plant, and equipment had been placed in service, and accordingly, no depreciation expense was recognized during the six months ended June 30, 2026. We capitalized $31,118 of share-based compensation during the six months ended June 30, 2026, as the related employee services were attributable to the Company’s construction activities. Interest expense of $25,776 was capitalized during the six months ended June 30, 2026, all of which is included within property, plant, and equipment, net on the unaudited condensed consolidated balance sheet.
5. Debt, net
The table below summarizes the Company’s debt:

		As of June 30, 2026		As of December 31, 2025
	Maturity	Amounts	Effective interest rate	Amounts	Effective interest rate
Macquarie Term Loan	2026	$—	—%	$148,986	48.9%
Turbine Warehouse Equipment Financing	2027	444,867	12.2%	—	—
High Voltage Equipment Financing	2031	77,348	14.1%	—	—
Turbine Warehouse II Equipment Financing	2028	14,689	17.0%	—	—
Total debt		$536,904		$148,986
Less: Unamortized debt issuance costs and discount		(16,813)		(39,187)
Total debt, net		$520,091		$109,799
Macquarie Term Loan
On February 10, 2026, the Company repaid in full all outstanding obligations under the Macquarie Term Loan, including the required prepayment premium, using proceeds from the Company’s Turbine Warehouse Equipment Financing (as defined below). In connection with the repayment, the Company recognized a loss on extinguishment of debt of $24,753, which is included in other income (expense), net in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2026.
Turbine Warehouse Equipment Financing
On February 10, 2026, Fermi Turbine Warehouse LLC entered into an Equipment Supply Loan Financing Agreement with MUFG Bank, Ltd. (“MUFG”) providing for a senior secured equipment loan warehouse facility with a total commitment of up to $500,000 (the “Turbine Warehouse Equipment Financing”). The facility matures on August 10, 2027. Borrowings bear interest at Term SOFR or Daily Simple SOFR, in each case plus 4.0% per annum. Minimum principal payments are due quarterly, with the remaining principal and other obligations due at maturity. No minimum principal payment is due prior to the nine-month anniversary of the closing date. Thereafter, the minimum quarterly principal payment is 10% of the aggregate principal outstanding, reduced to 5% if a lease or offtake agreement for at least 400 MW of the first phase of Project Matador has been signed by such anniversary. If no such agreement has been signed by that date, the administrative agent may begin marketing the equipment to potential buyers, but may not sell or foreclose absent an event of default. As of June 30, 2026, $444,867 was outstanding under the facility.
High Voltage Equipment Financing
On February 19, 2026, Fermi High Voltage Warehouse LLC (“HVW”) entered into a master loan agreement (the “Keystone Master Loan Agreement”) with Keystone National Group, LLC, as agent, and Keystone Private Income Fund, as initial lender, providing for equipment-backed advances of up to $120,000 in aggregate principal, with the potential to increase by an additional $100,000 subject to lender approval (the “High Voltage Equipment Financing”). Advances fund up to 80% of the purchase price of financed equipment, with the remaining 20% funded by HVW or its affiliates. As of June 30, 2026, $77,348 was outstanding under the High Voltage Equipment Financing. Each advance is evidenced by a separate promissory note with interest rate and term set at issuance. The High Voltage Equipment Financing is not a revolving credit facility.
The Keystone Master Loan Agreement includes a minimum liquidity covenant of $20,000, a mandatory prepayment requirement if an approved customer agreement has not been received by December 31, 2026, and a collateral coverage requirement under which outstanding principal may not exceed 110% of the fair market value of the financed equipment.
Turbine Warehouse II Equipment Financing
On March 26, 2026, Fermi Turbine Warehouse II LLC (“FTW II”), a Texas limited liability company and indirect wholly owned subsidiary of the Company, entered into an Equipment Supply Loan Financing Agreement with CLMG Corp., as agent, and the lenders party thereto, providing for a senior secured term loan facility of up to $165,000 to fund the acquisition of six Siemens Energy SGT-800 gas turbines and related equipment for Project Matador (the “Turbine Warehouse II Equipment Financing”). Loans bear interest at 12.00% per annum (14.00% upon an event of default), payable quarterly in arrears. The facility matures 33 months after the closing date. As of June 30, 2026, $14,689 was outstanding under the facility.
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
Promissory Note
On March 30, 2026, the Company entered into a senior unsecured promissory note (the “Promissory Note”) with YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP, with a committed principal amount of $156,250 (reduced to approximately $78,125 as of June 30, 2026, as a result of scheduled 30-day reductions). The note provides for up to five advances through October 1, 2026, with the committed amount reducing by approximately $26,042 every 30 days. Each advance is funded net of a 4% funding premium. The note matures in September 2027 and bears interest at 0% per annum, subject to increase to 18% upon an event of default. As of June 30, 2026, no amounts had been drawn under the Promissory Note.
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
As of June 30, 2026, the Company was in compliance with all material covenants under its debt agreements. As of June 30, 2026, the carrying value of the various facilities approximated their fair value.

6. Leases
TTU Lease
On May 14, 2025, the Company entered into a 99-year ground lease (“TTU Lease”) with the Texas Tech University System (“TTU”) for 5,769 acres of land in Carson County, Texas, intended for the development of Project Matador. Following a first amendment executed in August 2025, the Project Matador site was set at approximately 4,523 acres, with an additional 713-acre tract to be added upon transfer from a federal agency to TTU. Lease commencement for the 4,523-acre site occurred in September 2025. The lease term for the additional 713-acre tract had not yet commenced as of June 30, 2026. The lease contains no lessee-controlled options to extend or terminate and provides for annual escalations to lease payments.
At lease commencement, the Company recognized an operating lease right-of-use (“ROU”) asset and corresponding lease liability, measured at the present value of future lease payments, discounted using the Company’s incremental borrowing rate of 16.1%. As of June 30, 2026, the ROU asset and lease liability totaled $15,088 and $23,089, respectively. As of December 31, 2025, the ROU asset and lease liability totaled $21,737 and $21,320, respectively. Because lease cost is recognized on a straight-line basis over the 99-year lease term while contractual rent escalates over that term, cumulative lease cost recognized exceeds cumulative cash rent paid, and the resulting accrued rent reduces the carrying amount of the ROU asset relative to the lease liability.
The Company is obligated to pay annual base rent of $1,200 in the first year, escalating annually during the initial five years as specified in the lease agreement, with a fixed 3.0% annual escalator thereafter. During the years when the Company subleases private-grid powered AI data center infrastructure facilities to its subtenants, the Company will be required to pay variable lease payments based on (i) up to 1.0% of the appraised value of leased data center space in that year (up to $3.0 billion in total assessed value) and 0.5% on additional appraised value above $3.0 billion, to the extent greater than the base annual rent, and (ii) a percentage of gross revenues from the sale of power (1.0% of gross revenues) and water (25.0% of gross revenues) to its subtenants. As of June 30, 2026, no variable lease payments had been made. The lease provides that, before beginning vertical construction of data center facilities on the leased site, the Company must receive a notice to proceed from TTU by December 31, 2026, and TTU may terminate the lease if the notice is not received by that date. Issuance of the notice to proceed is conditioned on, among other things, the Company’s execution of a lease with a Phase 1 tenant for not less than 200 MW of capacity at Project Matador (see Note 9, Subsequent Events, regarding the TensorWave Lease), together with other customary conditions.
On March 30, 2026, TTU and the Company entered into a collaboration agreement (the “Collaboration Agreement”) regarding the future of Project Matador, which reflects each party’s intent to move forward collaboratively with the development of the leased site. As a result of the agreement, the Company agreed to prepay rent in the amount of $2,000 within 75 days of the date of the Collaboration Agreement, with an additional $9,000 to be paid into escrow prior to December 31, 2026, with such amounts to be released from escrow as they become due under the ground lease and applied to any amounts payable (including rent) to TTU.
Groundwater Leases
During the six months ended June 30, 2026, Fermi Water, LLC, a wholly owned subsidiary of the Company, entered into six groundwater lease agreements with various lessors (collectively, the “Groundwater Leases”). The Groundwater Leases cover approximately 5,227 acres in the aggregate in Carson County, Texas, separate from the acreage leased under the TTU Lease.
Each of the Groundwater Leases has an initial term of 30 years, subject to extension so long as operations are conducted on the leased premises without a cessation of more than 12 consecutive months, and is terminable by the lessee upon 365 days’ prior written notice to the lessor, together with a payment equal to four months of the then-applicable Minimum Annual Royalty. The Company has concluded that exercise of the termination option is not reasonably certain; accordingly, the full 30-year contractual term has been used for measurement purposes under ASC 842.
The Groundwater Leases provide for aggregate minimum annual royalty of $3,855 in the first year of each lease. The minimum annual royalty and royalty rate shall increase by 2.00% per year on each January 1 following commencement of production. Variable royalty payments of three dollars per one thousand gallons of groundwater produced in excess of the volume covered by the minimum annual royalty in a given calendar year are payable by February 1 of the succeeding year. As of June 30, 2026, no variable royalty payments had been made.

Upon commencement, the Company recognized operating lease ROU assets and corresponding lease liabilities of $33,007 in the aggregate, measured at the present value of future minimum royalty payments discounted using the Company’s incremental borrowing rate of 14.1% for leases that commenced on January 1, 2026, and 13.8% for leases that commenced on May 1, 2026. As of June 30, 2026, the related ROU assets and lease liabilities totaled approximately $32,657 and $33,208, respectively.
Operating lease costs for the three and six months ended June 30, 2026, were as follows:

Financial Statement Classification	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Property, plant, and equipment, net	$4,209	$8,418
General and administrative expenses	1,261	2,113
	$5,470	$10,531
Supplemental information related to operating leases for the six months ended June 30, 2026, was as follows:

Six Months Ended June 30, 2026
Cash paid for amounts included in the measurement of operating lease liabilities	$1,563

Operating lease ROU assets obtained in exchange for new lease liabilities (non-cash):
Groundwater Leases	$33,007
Total	$33,007
The future minimum lease payments included in the measurement of the Company’s operating lease liabilities as of June 30, 2026, were as follows:

	June 30, 2026	December 31, 2025
2026	$2,359	$432
2027	5,760	1,836
2028	6,271	2,268
2029	7,768	3,684
2030	8,196	4,031
Thereafter	1,786,047	1,649,323
Total undiscounted lease payments	$1,816,401	$1,661,574
Less: imputed interest	(1,760,104)	(1,640,254)
Present value of lease liabilities	$56,297	$21,320

Information relating to the lease term and discount rate for operating leases as of June 30, 2026, was as follows:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term	58 years	99 years
Weighted average discount rate	14.8%	16.1%
MPS Agreement
On October 22, 2025, Fermi Mobile Gen LLC, a wholly owned subsidiary of the Company, entered into a master lease agreement (the “MPS Agreement”) with Mobile Power Solutions LLC (“MPS”) for seven GE TM2500 Gen 4 mobile power generation units, with monthly base rent payments extending through 2045. The MPS Agreement supports the natural gas component of Project Matador’s initial generation capacity. Fermi Inc. has guaranteed the obligations of the lessee, Fermi Mobile Gen LLC.

On April 13, 2026, Fermi Mobile Gen LLC and MPS entered into the First Amendment (the “Amendment”) to the MPS Agreement, deferring the delivery schedule. Pick-up dates for all seven units will commence July 1, 2027, and end September 30, 2027, with lease commencement now expected in the third quarter of 2027. During the extension period, MPS may lease, sublease, or otherwise make the units available to third parties; if a unit is not available for pick-up during the amended pick-up dates as a result of third-party use, the applicable pick-up deadline will automatically extend until the unit is made available. All other material terms, including the monthly base rent structure extending through 2045 and the absence of termination rights for convenience, remain unchanged. The Company accounted for the Amendment as a pre-commencement modification; the modified contract continues to contain a lease, and the ROU and lease liability will be measured and recognized at the commencement date based on the modified terms.
As of June 30, 2026, lease commencement had not occurred because the contractual preconditions for the Company’s pick-up obligation had not been satisfied, and the Company did not control the units. Accordingly, no ROU asset or lease liability had been recognized under ASC 842. As of June 30, 2026, the Company had paid $35,966 in advance of lease commencement, consisting of $12,287 in cash and $23,679 settled through the issuance of 1,190,476 shares of common stock at a fair value of $19.89 per share, the closing market price on the date of issuance. These payments are included in prepaid expenses and other assets and will be reclassified to lease ROU assets upon lease commencement.
7. Share-Based Compensation
2025 Long-Term Incentive Plan
For the three and six months ended June 30, 2026, the Company recognized a $15,257 net gain and a $118,724 net expense in share-based compensation, respectively, which are included within general and administrative expenses within the unaudited condensed consolidated statement of operations. The net gain during the three months ended June 30, 2026, was primarily attributable to forfeitures triggered by the departure of certain executives, which resulted in the reversal of share-based compensation previously recorded for such executives. For the six months ended June 30, 2026, the Company capitalized $31,118 of share-based compensation expense, which is included within property, plant, and equipment, net, on the unaudited condensed consolidated balance sheet. No share-based compensation was capitalized during the three months ended June 30, 2026. As of June 30, 2026, total unrecognized compensation cost related to unvested awards, including awards with performance conditions that were deemed probable to vest at the end of their respective performance period, was $134,745, and is expected to be recognized over the weighted-average requisite service period of 1.30 years.
The following table summarizes the share-based compensation activity:

Six Months Ended June 30, 2026	Service-based Awards	Weighted-Average Grant Date FV (Service)	Performance- based Awards	Weighted-Average Grant Date FV (Performance)
Balance at December 31, 2025	12,585,290	$4.97	27,326,780	$20.39
Granted	4,279,719	$7.29	—	$—
Released	(703,489)	$7.60	(9,040,080)	$21.00
Forfeited	(9,622,105)	$4.23	(7,774,320)	$19.02
Balance at June 30, 2026	6,539,415	$7.30	10,512,380	$20.87
8. Commitments and Contingencies
Commitments
Lease Commitments
As of June 30, 2026, the Company had various fixed and variable lease payment obligations associated with the TTU Lease and the Groundwater Leases. The Company also has a lease agreement with MPS through which the Company will be subject to fixed lease payments once the lease commences. Additionally, during the three months ended June 30, 2026, the Company prepaid $2,000 under the Collaboration Agreement, which is recorded within prepaid expenses and other assets and will be applied against amounts due under that agreement. Under the same agreement, the Company is required to fund an additional $9,000 into a third-party escrow on or before December 31, 2026, to be released to satisfy amounts payable when due under the TTU Lease. As of June 30, 2026, this amount had not been funded, and no related liability had been accrued. See Note 6, Leases, for additional information.
Surety Bonds and Letters of Credit
In the ordinary course of business, we are required to provide financial commitments in the form of surety bonds and letters of credit to third parties as a guarantee of our performance on and our compliance with certain obligations. If we fail to perform or comply with these obligations, a draw on the applicable surety bond or letter of credit would trigger our obligation to reimburse the issuer. As of June 30, 2026, we had outstanding surety bonds issued for our benefit of approximately $35,810 and letters of credit of $5,333.
Reservation Payments
In connection with its gas and electrical supply contracts, the Company is required to make fixed reservation payments to preserve natural gas supply and electric delivery capacity in advance of the commencement of service under those contracts. As of June 30, 2026, remaining reservation payments under these contracts totaled $12,190, all of which are due within the next twelve months. Of this amount, $5,390 was accrued as a liability on the unaudited condensed consolidated balance sheet as of June 30, 2026.
Unconditional Purchase Obligations
For the six months ended June 30, 2026, the Company entered into unrecognized commitments that require the future purchase of goods or services (“unconditional purchase obligations”). As of June 30, 2026, the Company’s unconditional purchase obligations of $142,649 related to long-lead-time equipment purchases, of which approximately $128,100 will be funded through draws on our existing equipment financing facilities.
Future payments under unconditional purchase obligations as of June 30, 2026, were as follows:

Years Ending December 31,	Payments by Year
2026	$38,430
2027	71,279
2028	32,940
2029	—
2030	—
Thereafter	—
Total unconditional purchase obligations	$142,649
Contingencies
Legal Contingencies
In the ordinary course of business, we may become party to various legal actions that are routine in nature and incidental to the operation of the business. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred, and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of June 30, 2026, we were not aware of any matters that are expected to have a material adverse effect on our business, financial position, results of operations, or cash flows, and therefore we had not accrued any material losses related to such matters.
Litigation — Securities Class Action
On January 5, 2026, the Company, certain of its directors and officers, and certain underwriters of the Company’s IPO were named as defendants in a putative securities class action filed in the U.S. District Court for the Southern District of New York. The complaint alleges that the Company made materially false and misleading statements and omissions in the registration statement and prospectus issued in connection with the IPO and in other public statements during the period from October 1, 2025 through December 11, 2025, in violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The action seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock pursuant and/or traceable to the IPO registration statement and/or during the alleged class period. The Company intends to vigorously defend against the action. As of June 30, 2026, the Company was unable to reasonably estimate the possible loss or range of loss, if any, associated with this matter.
Litigation — Firebird
On January 27, 2026, a petition captioned 340 Energy, LLC v. Firebird LNG, LLC, et al. was filed in the District Court of Harris County, Texas, and subsequently removed to the Business Court of Texas, Eleventh Division (Cause No. 26-BC11B-0016). The complaint names as defendants Firebird LNG, LLC, MAD Energy LP, Firebird Equipment Holdco, LLC, Fermi Equipment Holdco, LLC, the Company, and George Wentz. The plaintiff, as assignee of XO Energy Worldwide LLP, alleges that the defendants evaded payment of a brokerage commission allegedly owed in connection with the sale of a contract for six natural gas turbines. As the petition notes, in connection with the transaction, MAD Energy agreed to indemnify the Company and its affiliates against any claims arising out of the engagement of XO Energy, Stephen Murphy, or their affiliates as a broker or finder.
The petition asserts claims for, among other things, violations of the Texas Uniform Fraudulent Transfer Act (and, in the alternative, the Delaware Uniform Voidable Transfers Act), money had and received, tortious interference, civil conspiracy, breach of contract, and quantum meruit, and seeks compensatory damages of not less than $5,985, exemplary damages, avoidance of the challenged transfers, the imposition of a constructive trust and other equitable relief, pre- and post-judgment interest, and attorneys’ fees and costs. The Company and its named affiliates moved to dismiss under Texas Rule of Civil Procedure 91a on March 31, 2026. A hearing on the motion to dismiss was held on July 13, 2026. At the hearing the court took the motion under advisement and issued an order denying the motion to dismiss on August 11, 2026. The Company intends to vigorously defend against the action. As of June 30, 2026, the Company was unable to reasonably estimate the possible loss or range of loss, if any, associated with this matter. Effective July 22, 2026, Mr. Wentz was appointed General Counsel of the Company. See Note 9, Subsequent Events.
Litigation — Bayonne
On June 29, 2026, Bayonne Plant Holding, L.L.C. (“Bayonne”) filed a complaint against the Company’s subsidiary Fermi Equipment Holdco, LLC in the U.S. District Court for the District of New Jersey (Case No. 2:26-cv-07904-JXN-JBC). The complaint was served on the subsidiary’s registered agent on July 8, 2026. The claims arise out of a June 26, 2025 Equipment Purchase Agreement, as amended, under which Fermi Equipment Holdco purchased power-generation equipment from Bayonne and agreed to remove the equipment from, and restore, Bayonne’s site in Bayonne, New Jersey. Bayonne alleges that Fermi Equipment Holdco failed to complete the removal and restoration, abandoned the site, and did not pay certain site-access charges, restoration and remediation costs, and related late fees and interest, and asserts claims for breach of contract, account stated, and contractual indemnification. Bayonne seeks damages of no less than approximately $8,500, plus additional late fees, pre- and post-judgment interest, and attorneys’ fees and costs.
The Company intends to vigorously defend against the action. The matter is at a preliminary stage, no discovery has occurred, and the Company has not yet responded to the complaint. As of June 30, 2026, the Company was unable to determine whether an unfavorable outcome was reasonably possible or to estimate the amount or range of reasonably possible loss, if any, associated with this matter.
Other Matters
On July 27, 2026, two principals of a consulting firm that provided services to Fermi LLC, the Company’s predecessor, filed a petition against the Company and its former Chief Executive Officer, in the Business Court of Texas, First Business Court Division (Cause No. 26-BC01B-0066), asserting claims for conversion against both defendants and for breach of contract against the Company, arising out of the reclamation in July 2025 of 25,000 Class B Units of Fermi LLC previously granted to the plaintiffs. The plaintiffs allege that, absent the reclamation, the units would have converted into approximately 11,250,000 shares of the Company’s common stock in connection with the Company’s conversion to corporate form and initial public offering, and they seek monetary relief alleged to exceed $415 million, together with the imposition of a constructive trust on shares or proceeds, interest, attorneys’ fees, and costs. The proceeding is in its earliest stages. The Company has concluded that it is not probable that a liability was incurred as of June 30, 2026, and accordingly no liability has been accrued for this matter. An unfavorable outcome is reasonably possible, but the Company is unable to estimate the possible loss or range of loss at this time.
Contingent Consideration
In connection with the acquisition of the Company’s first six Siemens SGT-800 gas turbines from MAD Energy (the “Firebird Acquisition”), the Company assumed an obligation to pay MAD Energy a net profits interest (the “NPI”). Under the NPI, the Company is liable to pay a portion of 2.5% of net operating income from the first 1.0 GW of installed dispatchable generation capacity at the Company’s AI infrastructure campus subject to a $100,000 cap on a net present value basis. No amounts were recognized related to the NPI as of June 30, 2026. Refer to Note 2, Significant Accounting Policies — Contingent Consideration, and Note 5, Acquisitions, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, for additional detail on the acquisition and related consideration. Effective July 22, 2026, George Wentz, the founder, a director, and Chief Executive Officer of MAD Energy, was appointed General Counsel of the Company; accordingly, from that date the NPI constitutes an arrangement with a related party. See Note 2, Significant Accounting Policies — Related Party Transactions, and Note 9, Subsequent Events.
In connection with the purchase of the Company’s three Siemens SGT6-5000F gas turbines, the Company entered into a Rated Capacity Agreement (the “RCA”) as additional, contingent consideration for the turbines. Under the RCA, the Company is liable to pay Siemens up to $2,000 per turbine per calendar quarter based on the operating reliability of each turbine, and not less than $80 per turbine per quarter, for ten years commencing upon provisional acceptance of the turbines, subject to a maximum of approximately $240,000 on an undiscounted basis. No amounts were recognized under the RCA as of June 30, 2026. Refer to Note 2, Significant Accounting Policies — Contingent Consideration, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, for information regarding the Company’s accounting policy for contingent consideration.
9. Subsequent Events
Convertible Senior Notes
On July 14, 2026, the Company issued $431,250 aggregate principal amount of its 5.00% convertible senior notes due 2031 (the “Notes”) in a private offering to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) (the “Offering”). The amount issued included $56,250 aggregate principal amount of Notes issued upon the exercise in full by the initial purchasers of their option to purchase additional Notes. Net proceeds from the Offering were approximately $416,810, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by the Company.
The Notes are senior, unsecured obligations of the Company, bear interest at a rate of 5.00% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning January 15, 2027, and will mature on July 15, 2031, unless earlier converted, redeemed, or repurchased. The Notes are convertible at an initial conversion rate of 105.0862 shares of common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $9.52 per share of common stock, subject to adjustment upon the occurrence of specified events. Upon conversion, the Company may satisfy its conversion obligation in cash, shares of its common stock, or a combination thereof, at the Company’s election. The Notes are redeemable, in whole or in part, for cash at the Company’s option on or after July 20, 2029, if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price then in effect for a specified period, and in whole (but not in part) at any time in a cleanup redemption if less than 10% of the aggregate principal amount of the Notes remains outstanding, in each case at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest.
In connection with the pricing of the Notes (including the additional Notes), the Company entered into privately negotiated Capped Call Transactions with certain of the initial purchasers or their affiliates and other financial institutions at a total cost of approximately $34,500. The Capped Call Transactions cover, subject to customary adjustments, the number of shares of common stock initially underlying the Notes and are generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the Notes, or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, with such reduction or offset subject to a cap initially corresponding to a price of approximately $14.64 per share. The Company intends to use the remainder of the net proceeds from the Offering for general corporate purposes.
Officer Appointments
On July 20, 2026, the Board appointed George Wentz as General Counsel, Anna Bofa as Chief Commercial Officer, Jacobo Ortiz Blanes as Chief Operating Officer, and Robert L. Masson, previously the Company’s Interim Chief Financial Officer, as Chief Financial Officer (the “Officer Appointments”), effective as of July 22, 2026. In connection with the Officer Appointments, the Company entered into employment agreements and indemnification agreements with each officer.
Mr. Wentz is the founder, a director, and Chief Executive Officer of MAD Energy, from which the Company acquired its first six Siemens SGT-800 gas turbines in the Firebird Acquisition and to which the Company is obligated under the NPI described in Note 8, Commitments and Contingencies. MAD Energy has also agreed to indemnify the Company and its affiliates against certain claims asserted in the Firebird litigation described in Note 8, Commitments and Contingencies, in which Mr. Wentz is also a named defendant. Mr. Wentz is also a member of the Davillier Law Group (“Davillier”), a law firm that has provided, and continues to provide, legal services to the Company. Accordingly, from the effective date of Mr. Wentz’s appointment, MAD Energy, Davillier, and their respective affiliates are related parties of the Company, and transactions with, or amounts arising under existing arrangements payable to, MAD Energy or Davillier from that date will be disclosed as related party transactions in future periods. See Note 2, Significant Accounting Policies — Related Party Transactions.
On August 11, 2026, the Board appointed Lee McIntire as Chief Executive Officer of the Company, effective immediately. Mr. McIntire has served as a member of the Board since September 2025. In connection with the appointment, the Interim Office of the CEO was concluded, and Ms. Bofa and Mr. Ortiz Blanes continue to serve as the Company’s Chief Commercial Officer and Chief Operating Officer, respectively.
TensorWave Lease
On August 9, 2026, Fermi Campus 1 LLC, a subsidiary of the Company (the “Landlord”), entered into a lease agreement (the “TensorWave Lease”) with TensorWave TEX1, LLC (“TensorWave”), a subsidiary of TensorWave Inc. The TensorWave Lease represents the Company’s first customer lease at its Project Matador campus and provides for a build-to-suit data center facility that the Landlord will develop, construct, deliver, and operate, and that will be supported by 222 MW of total facility power following commencement of the final delivery phase. The TensorWave Lease is a modified net lease under which TensorWave is also responsible, as additional rent, for fixed and variable power charges and certain taxes.
The TensorWave Lease has an initial term of 15 years following commencement of the final delivery phase, with two renewal options of five years each, and is expected to generate approximately $6.5 billion in total contracted revenue over the initial term, excluding any renewal terms or the exercise of the expansion option. The TensorWave Lease also grants TensorWave an expansion option for two additional buildings at the Project Matador campus that, if exercised, would increase the aggregate capacity leased to TensorWave to a total of 650 MW. TensorWave’s obligations under the TensorWave Lease are guaranteed by TensorWave Inc., and the Company has agreed to provide a guaranty of the Landlord’s obligations and a completion guaranty supporting the Landlord’s construction obligations. The effectiveness of the TensorWave Lease is subject to the satisfaction or waiver of customary closing conditions, including Board approvals and the Landlord obtaining project-level financing, at a closing expected to occur on or before September 30, 2026 (subject to extension), and either party may terminate the TensorWave Lease if those conditions are not satisfied. There can be no assurance that these conditions will be satisfied or that the TensorWave Lease will commence. The facility is expected to be delivered to TensorWave in phases beginning in late 2027 and continuing into the first quarter of 2028, with TensorWave taking occupancy as phases are delivered.
Hillcore Framework Agreement
On August 11, 2026, the Company entered into a framework agreement (the “Framework Agreement”) with Hillcore Energy Capital Corporation (“Hillcore”), a corporation incorporated under the laws of the Province of Alberta, Canada. Under the Framework Agreement, Hillcore intends to finance, construct, own, and operate a gas-fired power generation, solar generation, and battery energy storage facility, the Hillcore Power Center (the “HPC”), on an approximately 400-acre portion of the Project Matador campus to be subleased to Hillcore at a nominal rent under a build-own-operate-transfer (“BOOT”) structure, with the Company serving as anchor offtaker under a series of long-term end-user power purchase agreements (“PPAs”). Hillcore intends to install up to approximately 2.6 GW of total power capacity at the HPC site, including approximately 100 MW of solar and battery energy storage system capacity, and has agreed to use reasonable commercial efforts to construct an initial block of approximately 360 MW without any condition that the Company first enter into tenant power purchase arrangements for that capacity. Because Hillcore will finance, construct, own, and operate the HPC, the Framework Agreement, if consummated, is expected to reduce the direct capital expenditures the Company would otherwise incur to develop the corresponding gas-fired generation capacity at Project Matador.
During the operating period, the Company will purchase capacity under the end-user PPAs on a take-or-pay basis in an amount equal to or greater than 50% of the aggregate power requirements of all tenants at the Project Matador campus, at a fixed capacity charge, with gas costs treated as a pass-through. The fixed capacity charge is itself a pass-through obligation to the Company’s tenants, and the Company’s guarantee of its payment obligations under the end-user PPAs is capped at twelve months of fixed capacity charge payments then payable. The Framework Agreement has an initial term of three years, provides for three-year exclusivity arrangements covering BOOT gas-fired power supply and excess power marketing at Project Matador, and grants the Company an option to acquire the HPC assets at fair market value after specified anniversaries. The transactions contemplated by the Framework Agreement remain subject to the negotiation and execution of definitive documentation within 90 days following execution and to a 45-day diligence, feasibility, and structural review period. There can be no assurance that the definitive documentation will be executed or that the transactions contemplated by the Framework Agreement will be consummated on the anticipated timeline or at all.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” “Fermi,” “we,” “us,” “our,” and “the Company” (i) for periods prior to the Corporate Conversion, refer to Fermi LLC, and, where appropriate, its consolidated subsidiaries and (ii) for periods after the Corporate Conversion, refer to Fermi Inc., and, where appropriate, its consolidated subsidiaries.
Overview
Fermi Inc. (“Fermi,” “we,” “us,” or “our”) exists to power the artificial intelligence needs of tomorrow. We are developing a utility-scale and utility-grade private-grid powered campus for AI-centric customers—developing and leasing large-scale, grid-independent and interdependent energy generation and high-performance computing facilities purpose-built for the hyperscale era. Our strategy is anchored by Project Matador in the Texas Panhandle, a multi-phased development on a 5,236-acre site held or to be held under a long-term ground lease with the Texas Tech University System that is designed to deliver up to 11 GW of predominantly private power generation capacity supplemented by strong grid interconnections and utility-supplied system power designed to support up to approximately 15 million square feet of AI-ready hyperscale compute infrastructure over a multi-decade timeline. Together with adjacent acreage acquired, under contract, or subject to options to purchase, the expanded campus is expected to encompass approximately 8,400 acres in the aggregate, with generation capacity expandable up to approximately 17 GW, subject to the closing of the optioned and other pending land acquisitions and receipt of incremental Texas Commission on Environmental Quality air permits. We plan to develop and lease private-grid powered data center space supported by an integrated, on-demand energy and site infrastructure platform, including on-site natural gas-fired generation, supplemental grid-supplied power, battery energy storage systems for both enhanced system reliability and to modulate the effects of customer-facing load volatility, solar generation for low-cost, zero-carbon energy displacement, and longer-term nuclear baseload supply, all in furtherance of our objective to support large, long-duration, and reliability-sensitive hyperscale deployments.
We were formed in January 2025 and have not generated revenue to date. Our efforts to date have focused on advancing site control and infrastructure readiness, engineering and procurement, permitting and regulatory activities, grid interconnection and fuel and water arrangements, and commercial discussions with prospective tenants. We do not expect to generate operating revenues until we commence delivery under definitive tenant lease agreements, including the TensorWave Lease described below, at Project Matador of leased private-grid powered data center capacity and associated private power and site services provided as an incident of tenancy, and our ability to execute our plan depends on obtaining required approvals, converting additional tenant discussions into binding agreements, and raising strategic capital.
We previously stated that we intended to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2025; however, we have determined to defer our REIT election. Accordingly, we do not have a REIT election in place for U.S. federal income tax purposes at this time. We were taxable as

a C corporation for our short taxable year ended December 31, 2025, and we expect to be taxable as a C corporation for U.S. federal income tax purposes at least through our taxable year ending December 31, 2026. It is possible that we may seek to qualify and elect to be taxable as a REIT for U.S. federal income tax purposes in the future, but the timing of any such election has not been determined, and it is possible that we will never make a REIT election. See Note 2, Significant Accounting Policies — Income Taxes, to our unaudited condensed consolidated financial statements and the risk factors under “Risks Related to REIT Qualification” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Recent Developments
MPS Pre-commencement Lease Amendment
On April 13, 2026, Fermi Mobile Gen LLC, a wholly owned subsidiary of the Company, entered into the First Amendment (the “Amendment”) to the master lease agreement (the “MPS Agreement”) with Mobile Power Solutions LLC (“MPS”). Fermi Inc. acknowledged and reaffirmed its guaranty of Fermi Mobile Gen LLC’s obligations under the MPS Agreement in connection with the Amendment.
As of June 30, 2026, lease commencement had not occurred for any of the seven units because the contractual preconditions for the Company’s pick-up obligation had not been satisfied. The Amendment was entered into by mutual agreement of the parties to restructure the delivery timeline in light of these circumstances.
Under the Amendment, the pick-up dates for all seven units will commence July 1, 2027, and end September 30, 2027, with the pick-up deadline for all units extended to September 30, 2027. All other material terms of the MPS Agreement, including the monthly base rent structure extending through 2045 and the absence of termination rights for convenience, remain unchanged.
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
Management Changes
On April 17, 2026, Toby Neugebauer was removed by the Company’s Board of Directors (the “Board”) from the positions of President and Chief Executive Officer of the Company. Mr. Neugebauer remained an employee and a member of the Board. On the same date, the Board established an Interim Office of the CEO, which includes Jacobo Ortiz Blanes, the Company’s Chief Operating Officer, and Anna Bofa, each of whom was appointed as a Co-President of the Company. Mr. Ortiz Blanes and Ms. Bofa shared responsibility for the day-to-day operations of the Company while a search for a permanent Chief Executive Officer was underway.
Also on April 17, 2026, pursuant to the Director Nomination Agreement, dated September 30, 2025, by and among the Company, TMNN Manager, LLC, Caddis Capital, LLC, and the Melissa A. Neugebauer 2020 Trust, the Melissa A. Neugebauer 2020 Trust exercised its right to nominate Miles Everson to the Board, and the Board appointed him as a director.
Effective April 19, 2026, Mr. Everson resigned from his position as Chief Financial Officer of the Company. For purposes of the employment agreement between the Company and Mr. Everson, dated September 30, 2025, Mr. Everson’s resignation was without “Good Reason” (as defined therein).
On April 29, 2026, the Board appointed Robert L. Masson as Interim Chief Financial Officer and principal financial officer of the Company. Mr. Masson served as Interim Chief Financial Officer until his appointment as the Company’s permanent Chief Financial Officer on July 20, 2026.
On April 30, 2026, the Company terminated Mr. Neugebauer’s employment for Cause pursuant to his employment agreement as a result of conduct in violation of the terms of such agreement and of Company policies. As a result of his termination for Cause, Mr. Neugebauer was automatically removed from the Board.
On May 4, 2026, pursuant to the Director Nomination Agreement, Vicksburg Equity Holdings, LLC (“Vicksburg”), as assignee from TMNN Manager, LLC (“TMNN”), exercised the right to nominate Larry Kellerman, the Company’s Head of Power, to the Board, and the Board appointed him as a director to fill the vacancy created by Mr. Neugebauer’s removal from the Board. Vicksburg is controlled by Mr. Neugebauer.
On July 10, 2026, Mr. Everson resigned from the Board.
On July 20, 2026, the Company’s Board appointed the following individuals as officers of the Company: George Wentz as General Counsel, Anna Bofa as Chief Commercial Officer, Jacobo Ortiz Blanes as Chief Operating Officer, and Robert L. Masson, previously the Company’s Interim Chief Financial Officer, as Chief Financial Officer (the “Officer Appointments”). The Officer Appointments were effective as of July 22, 2026. Ms. Bofa and Mr. Ortiz Blanes continued to serve as Co-Presidents of the Interim Office of the CEO, in addition to their respective Officer Appointments, until the appointment of Lee McIntire as Chief Executive Officer on August 11, 2026, as described below.
Mr. Wentz is the founder, a director, and Chief Executive Officer of MAD Energy, the counterparty to the net profits interest assumed in connection with the Firebird Acquisition and a named co-defendant in the Firebird litigation. Mr. Wentz is also a member of the Davillier Law Group (“Davillier”), a law firm that has provided, and continues to provide, legal services to the Company. Accordingly, from the effective date of Mr. Wentz’s appointment, MAD Energy, Davillier, and their respective affiliates are related parties of the Company, and transactions with, or amounts arising under existing arrangements payable to, MAD Energy or Davillier from that date will be disclosed as related party transactions in future periods. See Note 2, Significant Accounting Policies—Related Party Transactions, Note 8, Commitments and Contingencies, and Note 9, Subsequent Events to our unaudited condensed consolidated financial statements.
On August 11, 2026, the Board appointed Lee McIntire as Chief Executive Officer of the Company, effective immediately, concluding the search for a permanent Chief Executive Officer. Mr. McIntire has served as a member of the Board since September 2025 and has more than 40 years of engineering, construction, and global infrastructure leadership experience, including as Chairman, Chief Executive Officer, and President of CH2M Hill, Chief Executive Officer of TerraPower, and a Partner, Executive Vice President, and member of the board of directors of Bechtel Corporation. See Note 9, Subsequent Events, to our unaudited condensed consolidated financial statements.
Convertible Senior Notes Offering
On July 14, 2026, we issued $431.3 million aggregate principal amount of 5.00% convertible senior notes due 2031 (the “Notes”) in a private offering (the “Offering”) to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act, including $56.3 million aggregate principal amount of Notes issued upon the exercise in full by the initial purchasers of their option to purchase additional Notes. Net proceeds from the Offering were approximately $416.8 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses. In connection with the Offering, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”) at a cost of approximately $34.5 million, which are generally expected to reduce the potential dilution to our common stock upon any conversion of the Notes, effectively increasing the initial conversion price of approximately $9.52 per share to a cap of approximately $14.64 per share. We intend to use the remaining net proceeds for general corporate purposes. See “—Liquidity and Capital Resources” and Note 9, Subsequent Events, to our unaudited condensed consolidated financial statements for additional information.
TensorWave Lease Overview
On August 9, 2026, Fermi Campus 1 LLC, a Delaware limited liability company (the “Landlord”) and wholly owned subsidiary of the Company, entered into that certain Data Center Lease and Services Agreement (the “TensorWave Lease” or the “Lease”) with TensorWave TEX1, LLC, a Delaware limited liability company (the “Tenant”) and a subsidiary of TensorWave Inc. Pursuant to the Lease, the Landlord will design, construct, operate, and lease to the Tenant a build-to-suit data center to be located on approximately 250 acres within the Company’s Project Matador development (the “Premises”). The Lease is a modified net lease under which the Company expects to receive approximately $6.5 billion in contracted revenue over its initial 15-year term, excluding the exercise of any renewals or the expansion option.
Premises and Term
The Premises will contain approximately 311,496 square feet, with total facility power of 222 MW, configured across four data halls and one network data hall. The initial term of the Lease is 15 years, commencing on the commencement date of the final delivered phase. The Lease grants the Tenant two options to extend the Lease term by five years each.

Expansion Option
The Tenant has an option to expand the Premises with two additional buildings, which, when aggregated with the initial phase of the Lease, would provide a total of 650 MW of total facility power. The two additional buildings must be energized on or before December 31, 2028, in each case on the terms set forth in the Lease.
Power Charges and Taxes
In addition to base rent, the Tenant is responsible, as additional rent, for (i) a fixed power charge subject to annual escalation, (ii) a variable power charge equal to the actual cost of electricity delivered to the Premises, and (iii) taxes in excess of a base-year amount, subject to an annual escalation.
Delivery, Construction and Remedies for Delay
The Landlord will construct and deliver the Premises in phases, with target delivery dates ranging from the end of 2027 through the first quarter of 2028 for the network hall, January 1, 2028 for data halls 1 and 2, and February 1, 2028 for data halls 3 and 4, in each case subject to extensions for force majeure events and Tenant delay. If the Landlord fails to deliver a phase by its target delivery date, the Tenant is entitled to escalating rent credits, subject to a cap. If a phase is not delivered by the outside delivery date, the Tenant may terminate the Lease as to the affected space without penalty and recover prepaid amounts and the security deposit.
Guaranties
The Lease provides that the Tenant’s obligations under the Lease are to be guaranteed by TensorWave Inc., the Tenant’s parent, pursuant to an unconditional guaranty that includes financial-reporting and change-of-control covenants. The Company is in the process of negotiating a guarantee of the Tenant’s rent obligations with a global leader in AI infrastructure. In connection with the Lease, the Company has agreed to provide a guaranty of the Landlord’s obligations and a completion guaranty supporting the Landlord’s construction obligations.
Service Levels; Interruption and Termination Rights
The Landlord is required to operate the facility in accordance with specified service levels. The Tenant is entitled to outage credits for defined service interruptions and may terminate the Lease upon an extended unremediated performance failure. Additional termination rights arise from chronic or sustained interruptions. Each party’s aggregate liability under the Lease is capped, subject to customary exceptions.
Conditions to Effectiveness and Closing
The effectiveness of the Lease is subject to the satisfaction or waiver of specified conditions at a closing expected to occur on or before September 30, 2026 (subject to an extension provision), including, but not limited to: (i) the execution and delivery of related work letters and the guaranties described above; (ii) finalized operations schedules and the execution of a service level agreement; (iii) Board approvals; and (iv) the Landlord obtaining project-level financing sufficient to fund construction of the Premises. If these conditions are not satisfied by the closing date, or its extension, either party may terminate the Lease. See Note 9, Subsequent Events, to our unaudited condensed consolidated financial statements.
Hillcore Framework Agreement
On August 11, 2026, the Company entered into a framework agreement (the “Framework Agreement”) with Hillcore Energy Capital Corporation (“Hillcore”), a corporation incorporated under the laws of the Province of Alberta, Canada. Under the Framework Agreement, Hillcore intends to finance, construct, own, and operate a gas-fired power generation, solar generation, and battery energy storage facility, the Hillcore Power Center (the “HPC”), on an approximately 400-acre portion of the Project Matador campus to be subleased to Hillcore at a nominal rent under a build-own-operate-transfer (“BOOT”) structure, with the Company serving as anchor offtaker under a series of long-term end-user power purchase agreements (“PPAs”). Hillcore intends to install up to approximately 2.6 GW of total power capacity at the HPC site, including approximately 100 MW of solar and battery energy storage system capacity, and has agreed to use reasonable commercial efforts to construct an initial block of approximately 360 MW without any condition that the Company first enter into tenant power purchase arrangements for that capacity. Because Hillcore will finance, construct, own, and operate the HPC, the Framework Agreement, if consummated, is expected to reduce the direct capital expenditures the Company would otherwise incur to develop the corresponding gas-fired generation capacity at Project Matador.
During the operating period, the Company will purchase capacity under the end-user PPAs on a take-or-pay basis in an amount equal to or greater than 50% of the aggregate power requirements of all tenants at the Project Matador campus, at a fixed capacity charge, with gas costs treated as a pass-through. The fixed capacity charge is itself a pass-through obligation to the Company’s tenants, and the Company’s guarantee of its payment obligations under the end-user PPAs is capped at twelve months of fixed capacity charge payments then payable. The Framework Agreement has an initial term of three years, provides for three-year exclusivity arrangements covering BOOT gas-fired power supply and excess power marketing at Project Matador, and grants the Company an option to acquire the HPC assets at fair market value after specified anniversaries. The transactions contemplated by the Framework Agreement remain subject to the negotiation and execution of definitive documentation within 90 days following execution and to a 45-day diligence, feasibility, and structural review period. There can be no assurance that the definitive documentation will be executed or that the transactions contemplated by the Framework Agreement will be consummated on the anticipated timeline or at all. See Note 9, Subsequent Events, to our unaudited condensed consolidated financial statements for additional information.
Nuclear Program Update
In July 2026, Hyundai Engineering & Construction Co., Ltd., a global engineering, procurement, and construction contractor with extensive experience in the construction of nuclear power plants, completed a front-end engineering design (“FEED”) study for the nuclear generation component of Project Matador. The FEED study supports the feasibility of our planned nuclear deployment, subject to completion of the ongoing ground investigation analysis, and provided initial cost and schedule estimates that we expect to serve as the basis for the negotiation of one or more engineering, procurement, and construction agreements.
In July 2026, the U.S. Nuclear Regulatory Commission (“NRC”) issued a letter formally acknowledging receipt of our applicant-prepared draft Environmental Impact Statement, submitted under the NRC’s pilot environmental review program, and confirming completion of the required steps under that program. The NRC concurrently provided its review schedule and resource estimate for the environmental review of Project Matador. Project Matador is the first project to complete these steps under the NRC’s pilot program.
Our current plan envisions the commissioning of one Westinghouse reactor unit in each of 2033, 2034, 2035, and 2036, reflecting an expected delay of approximately one year for the first unit relative to our previously disclosed plan. We continue to expect the subsequent units to be commissioned on their original schedule.
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
We expect our general and administrative expenses to increase for the foreseeable future as we continue to scale as a company. We also anticipate incurring additional costs as a result of operating as a public company, including expenses associated with compliance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and applicable securities exchanges, as well as legal, audit, investor relations, insurance, and other administrative and professional services. We incurred significant non-cash share-based compensation charges in the first quarter of 2026, a portion of which was capitalized to property, plant, and equipment, net. In the second quarter of 2026, we recognized a net share-based compensation gain, as forfeitures triggered by the departure of certain executives resulted in the reversal of expense previously recorded for those awards. Notwithstanding that reversal, we recognized net share-based compensation expense for the six months ended June 30, 2026, and we expect to recognize recurring non-cash share-based compensation charges in future periods as the requisite service periods for outstanding unvested awards are satisfied.
Interest Income (Expense)
Interest income consists of interest earned on cash and cash equivalents held in interest-bearing accounts during the period. We recognized no interest expense for the three and six months ended June 30, 2026, because all interest was capitalized to qualifying assets.

Other Income (Expense), Net
Other income (expense), net consists of a loss on extinguishment of the term loan with Macquarie Equipment Capital, Inc. (the “Macquarie Term Loan”).
Results of Operations
The following table sets forth the components of our statements of operations for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30, 2026	For the period from January 10, 2025 (Inception) through June 30, 2025
(in thousands)	2026	2025
Expenses:
General and administrative	$26,759	$5,609	$193,003	$5,687
Total expenses	26,759	5,609	193,003	5,687
Loss from operations	(26,759)	(5,609)	(193,003)	(5,687)
Other income (expense):
Interest income (expense)	953	(680)	3,302	(680)
Other income (expense), net	—	—	(24,798)	—
Total other income (expense)	953	(680)	(21,496)	(680)
Net loss	$(25,806)	$(6,289)	$(214,499)	$(6,367)
General and Administrative
General and administrative expenses for the three and six months ended June 30, 2026, totaled $26.8 million and $193.0 million, respectively, compared to $5.6 million for the three months ended June 30, 2025, and $5.7 million for the period from January 10, 2025 (Inception) through June 30, 2025. General and administrative expenses primarily reflect the following for the three and six months ended June 30, 2026, respectively: (1) share-based compensation, which was a net credit of $15.3 million and a net expense of $118.7 million; (2) $6.0 million and $10.4 million of personnel-related expenses, including recruiting costs, for employees and service providers supporting corporate, executive, finance, and administrative functions; (3) $27.7 million and $39.6 million of costs for outside professional services such as legal, accounting, and audit; (4) $8.4 million and $19.3 million of other general corporate activities including travel and marketing; and (5) none and $5.0 million related to a contract cancellation fee. The net share-based compensation credit during the three months ended June 30, 2026, was primarily attributable to the reversal of previously recognized expense for awards forfeited upon the departure of certain executives.
General and administrative expense of $5.6 million for the three months ended June 30, 2025, and $5.7 million for the period from January 10, 2025 (Inception) through June 30, 2025, primarily reflects $3.6 million of share-based compensation expense in both periods related to equity grants to related parties and $2.0 million and $2.1 million, respectively, of costs incurred in connection with our formation and initial engagement with commercial parties to facilitate procurement, leasing, and marketing activities.
Interest Income (Expense)
Interest income for the three and six months ended June 30, 2026, totaled $1.0 million and $3.3 million, respectively, compared to $0.7 million of interest expense for both the three months ended June 30, 2025 and for the period from January 10, 2025 (Inception) through June 30, 2025. The increase primarily reflects interest earned on the Company’s cash and cash equivalents held during the period.
Interest expense for the three and six months ended June 30, 2026, excludes $14.3 million and $25.8 million, respectively, of interest that was capitalized to property, plant, and equipment, net. No interest was capitalized in either prior year period.
Other Income (Expense), Net
Other income (expense), net was not significant for the three months ended June 30, 2026, and was a net expense of $24.8 million for the six months ended June 30, 2026, compared to no activity for both the three months ended June 30, 2025 and for the period from January 10, 2025 (Inception) through June 30, 2025. The net expense for the six months ended June 30, 2026, primarily reflects $24.8 million of non-cash charges related to the extinguishment of the Macquarie Term Loan.
Liquidity and Capital Resources
Liquidity and Going Concern
Under ASC Topic 205-40, Presentation of Financial Statements—Going Concern, we are required to evaluate whether conditions or events raise substantial doubt about our ability to meet future financial obligations as they become due within one year after the accompanying unaudited condensed consolidated financial statements are issued.
Project Matador will require substantial capital investment to achieve commercial operation. As of June 30, 2026, the Company had not generated any revenues, had incurred recurring losses from operations and negative cash flows from operating activities since inception, and had substantial near-term capital expenditure obligations under existing equipment purchase, construction, lease, and other project-related commitments. As of June 30, 2026, the Company had cash on hand of $62.5 million and restricted cash of $29.2 million, a portion of which is available to fund defined capital expenditures. In addition, in July 2026, subsequent to quarter-end, we issued $431.3 million aggregate principal amount of the Notes for net proceeds of approximately $416.8 million, of which approximately $34.5 million was used to pay the cost of the related Capped Call Transactions, with the remainder available for general corporate purposes. See “—Recent Developments—Convertible Senior Notes Offering” and Note 9, Subsequent Events, to our unaudited condensed consolidated financial statements. When measured against forecasted disbursements under the Company’s current operating plan, these resources are not sufficient to satisfy the Company’s financial obligations as they become due within one year after the date the accompanying unaudited condensed consolidated financial statements are issued. Considered in the aggregate and before consideration of management’s plans, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within that period.
In order to alleviate the substantial doubt, the Company has approved and undertaken several measures. In addition to existing cash on hand and restricted cash, the Company has undrawn committed borrowing capacity under the Company’s existing equipment financing facilities, the terms of which are further described below. The Company also holds significant equity in its power generation, substation and transformer, data center, and other ancillary equipment, and, in the event the Company elects to monetize all or any portion of these assets in markets where demand currently exceeds available supply, such monetization would further mitigate the Company’s near-term liquidity needs. In addition, the Company is actively working with its suppliers, contractors, and other counterparties to sequence the timing of future capital expenditures with the execution of definitive tenant agreements and the corresponding project-level financing arrangements expected to be secured in connection therewith, in order to align cash outflows with available liquidity through the assessment period. Certain of the Company’s near-term cash commitments, including obligations to post collateral and credit support in connection with certain commercial arrangements, would arise only if the Company elects to proceed under those arrangements and are intended to secure capacity for anticipated future tenant demand rather than to support current operations. In addition, because the Company’s equipment financing obligations are secured by the financed equipment, whose value exceeds the related obligations, the Company could satisfy those obligations through the pledged equipment itself, limiting the demand on its other liquidity sources. Management expects to defer, scale, or renegotiate the timing and amount of these obligations with the applicable counterparties as development progresses and tenant requirements are finalized. There is no guarantee that these counterparties will agree to renegotiate the terms of their commercial arrangements with the Company, and it is possible that management’s efforts to renegotiate terms or defer obligations under existing commercial arrangements, such as deferring or renegotiating obligations to post collateral and credit support in connection with certain commercial arrangements, could result in a termination of those arrangements by the counterparties. If we are unable to raise capital in the amounts, timing, or terms we expect, we may be forced to delay capital expenditures, amend or terminate our purchase commitments, or surrender assets pledged as collateral under our financing agreements in order to preserve liquidity, which could materially extend our development timeline and delay one or more phases of Project Matador, preventing us from achieving planned operational and financial milestones within the anticipated timeframe. The Company is also pursuing additional project-level capital arrangements and customer arrangements with strategic counterparties that, although subject to counterparty action and other conditions outside the Company’s control and therefore not relied upon by management in concluding that substantial doubt has been alleviated, would, if executed, provide further liquidity to the Company.
Based on the magnitude and timing of the Company’s cash on hand and restricted cash, the net proceeds from the Notes issued in July 2026 (as described in Note 9, Subsequent Events), undrawn capacity under the Company’s existing committed equipment financing facilities, and the Company’s ability to sequence capital expenditures to align with the execution of definitive tenant agreements and associated project financing, management has concluded that (i) it is probable that the Company’s plans will be effectively implemented within twelve months following the issuance of the accompanying unaudited condensed consolidated financial statements and (ii) it is probable that those plans, when implemented, will mitigate the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within that period. Accordingly, management has concluded that its plans alleviate the substantial doubt, and the accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. There can be no guarantee that the Company’s plans will be successfully implemented or, if implemented, that they will mitigate the conditions and events that gave rise to substantial doubt within that period.
Turbine Warehouse Equipment Financing
On February 10, 2026 (the “Closing Date”), the Company consummated a strategic financing with MUFG Bank, Ltd. (“MUFG”) (the “Turbine Warehouse Equipment Financing”) pursuant to an Equipment Supply Loan Financing Agreement (the “Credit Agreement”) entered into by Fermi Turbine Warehouse LLC (the “Borrower”), Firebird Equipment Holdco, LLC, as subsidiary guarantor, and MUFG, as sole lender. The Turbine Warehouse Equipment Financing will enable the Company to fund purchases under the Company’s equipment purchase agreement with Siemens Energy, Inc. for three SGT6-5000F turbines (the “Siemens F-Class EPA”) and related equipment for Project Matador, refinance the Company’s existing Macquarie Term Loan, and support the delivery, construction, and deployment of turbines across Fermi’s existing fleet.
The Credit Agreement provides for a senior secured equipment loan warehouse facility in an aggregate principal amount of up to $500.0 million. Borrowings under the Credit Agreement may be made from the Closing Date through the nine-month anniversary of the Closing Date. Each loan under the Credit Agreement bears interest at a rate per annum equal to (i) in the case of Term SOFR Loans, the Term SOFR rate for the applicable interest period plus 4.0% per annum, or (ii) in the case of RFR Loans, Daily Simple SOFR plus 4.0% per annum. As of June 30, 2026, $444.9 million was outstanding under the facility.
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
The loans under the Credit Agreement mature on the eighteen-month anniversary of the Closing Date. The Borrower is required to repay (i) on each quarterly payment date, the minimum principal payment then due and owing, and (ii) on the loan maturity date, the remaining unpaid principal amount of all loans plus any other obligations under the financing documents. Prior to the nine-month anniversary of the Closing Date, no minimum principal payment is due. Thereafter, the minimum principal payment is (a) 10% of the aggregate principal amount of loans outstanding if no lease or offtake agreement with respect to the first phase of Project Matador for at least 400 MW of power has been signed prior to the nine-month anniversary of the Closing Date, or (b) 5% of the aggregate principal amount of loans outstanding if such a lease or offtake agreement has been signed prior to such anniversary.
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
High Voltage Equipment Financing
On February 19, 2026, Fermi High Voltage Warehouse LLC, a Texas limited liability company and indirect wholly owned subsidiary of the Company (“HVW”), entered into a master loan agreement (the “Keystone Master Loan Agreement”) with Keystone National Group, LLC, as collateral agent and administrative agent for the lenders (the “Keystone Agent”), Cape Commercial Finance LLC, as sole arranger, and Keystone Private Income Fund, as the initial lender, to finance the purchase of certain equipment.

The Keystone Master Loan Agreement provides for an equipment-backed financing structure pursuant to which HVW may request one or more advances of up to an aggregate principal amount of $120.0 million, which amount may be increased from time to time by up to an additional $100.0 million subject to lender approvals (collectively, the “High Voltage Equipment Financing”). Advances may be requested from the closing date through the earlier of (i) 12 months following the closing date and (ii) the date the High Voltage Equipment Financing is fully advanced. Each advance is evidenced by a separate promissory note, and the term and annual interest rate applicable to each advance are set forth in the applicable promissory note. As of June 30, 2026, $77.3 million was outstanding under the High Voltage Equipment Financing. The High Voltage Equipment Financing is not a revolving credit facility, and each advance is subject to satisfaction of specified conditions and acceptance by the Keystone Agent and the applicable lender.
Advances generally fund up to 80% of the purchase price of the related equipment, with the remaining 20% funded by HVW and/or its affiliates. As of the closing date, HVW had funded approximately $52.2 million of equipment costs prior to closing, which may be applied toward the required equity contribution for future advances.
The obligations under the High Voltage Equipment Financing are secured by a first-priority security interest in the financed equipment and related collateral, and the Company has provided a limited guaranty of HVW’s obligations. The Keystone Master Loan Agreement contains customary affirmative and negative covenants and events of default, including restrictions on additional indebtedness and liens and a change of control. In addition, the Keystone Master Loan Agreement includes (i) a minimum liquidity covenant requiring the Company to maintain at least $20.0 million of liquidity until the High Voltage Equipment Financing is paid in full or a qualifying customer agreement is executed, (ii) a mandatory prepayment requirement if the Keystone Agent has not received an approved customer agreement by December 31, 2026, and (iii) a collateral coverage requirement under which HVW must repay outstanding amounts or provide additional collateral if the aggregate outstanding principal exceeds 110% of the fair market value of the collateral based on the most recent appraisal.
Turbine Warehouse II Equipment Financing
On March 26, 2026, Fermi Turbine Warehouse II LLC, a Texas limited liability company and indirect wholly owned subsidiary of the Company (“FTW II”), entered into an Equipment Supply Loan Financing Agreement (the “Beal Credit Agreement”) with CSG Investments, an affiliate of Beal Bank USA, with CLMG Corp., as administrative agent and collateral agent for the lenders, and the lenders party thereto, to fund the acquisition of six Siemens Energy SGT-800 industrial gas turbines and related equipment for Project Matador (the “Turbine Warehouse II Equipment Financing”).
The Beal Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $165.0 million (the “Total Loan Commitment”). Borrowings may be made from the closing date through the maturity date, subject to a maximum of 45 borrowings during the loan availability period. Of the Total Loan Commitment, up to $22.9 million is reserved to fund interest and commitment fee payments. Each loan under the Beal Credit Agreement bears interest at a rate of 12.00% per annum, payable quarterly in arrears. Upon the occurrence and during the continuance of an event of default, interest accrues at a default rate of 14.00% per annum. As of June 30, 2026, $14.7 million was outstanding under the facility.
Proceeds of the loans may be used to pay equipment acquisition costs, including progress payments to Siemens Energy, Inc. under an equipment supply agreement originally entered into in October 2025 and subsequently assigned to FTW II, and to pay financing costs, including interest and fees.
The loans mature on the date that is 33 months after the closing date of the Turbine Warehouse II Equipment Financing. On the maturity date (or upon earlier payment in full), FTW II is required to pay an exit fee equal to $37.0 million less the cumulative amount of interest and commitment fees paid to the lenders through such date.
The Beal Credit Agreement also provides for an unused commitment fee of 1% per annum on the daily unused and uncancelled portion of the commitments, payable quarterly in arrears.
The obligations under the Turbine Warehouse II Equipment Financing are secured by a first-priority security interest in the financed equipment and related collateral, and the Company has provided a guaranty of FTW II’s obligations pursuant to a Sponsor Equity Contribution and Guaranty Agreement. The Beal Credit Agreement contains customary affirmative and negative covenants and events of default, including restrictions on additional indebtedness, liens, dispositions of equipment (subject to a permitted disposition of three turbines under certain conditions), and change of control. Mandatory prepayment is required upon, among other things, an event of loss, a disposition of equipment or equity interests, a change of control, or receipt of non-permitted debt proceeds.

Promissory Note
On March 30, 2026, the Company entered into a senior unsecured promissory note (the “Promissory Note”) with YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP, with a committed principal amount of $156.3 million (reduced to a maximum of $78.1 million as of June 30, 2026). As of June 30, 2026, no amounts were drawn under the facility.
The Promissory Note provides for up to five advances during an availability period commencing the first business day following the issuance date through October 1, 2026. The committed principal amount automatically reduces by approximately $26.0 million every 30 days following the issuance date. Each advance is funded net of a 4% funding premium. The Promissory Note is not a revolving commitment, and once an advance is funded, the corresponding portion of the committed principal amount is not available for re-borrowing. The Promissory Note matures in September 2027 and bears interest at 0% per annum, subject to increase to 18% upon the occurrence of an event of default.
Beginning on the amortization period commencement date (thirty days following the first advance), the Company is required to make monthly amortization payments. At least $10.0 million of each monthly amortization payment must be satisfied in shares of common stock, with the Company having the option to settle a greater portion in shares. When paid in shares, the shares are valued at the greater of 100% of the lowest daily volume-weighted average price during the three trading days immediately preceding the applicable notice date, or 91% of the closing price on the trading day immediately preceding the amortization share notice, subject to a cap of 8,000,000 shares per monthly amortization payment, an aggregate cap of 40,000,000 shares issuable under the note, and a 4.99% beneficial ownership limitation. If paid in cash, the payment is made at 102% of the applicable amortization principal amount or 100% if funded through proceeds of the equity line of credit.

The Company is also required to pay a monthly exit fee on outstanding principal, which is 0% for the first 180 days following issuance, 1% from day 181 through day 365, and 1.33% thereafter. An undrawn commitment fee of 1% of the undrawn committed principal amount is payable on or about the funding of the first advance. Proceeds of each advance are to be used for general corporate purposes. The Promissory Note is unsecured, ranks pari passu with any other notes the Company may issue to YA II PN and is senior to the Company’s other unsecured indebtedness. The note contains customary affirmative and negative covenants, including restrictions on additional indebtedness (subject to certain exceptions when outstanding principal is less than 50% of the committed principal amount) and liens, as well as customary representations and warranties and events of default.
In connection with the Promissory Note, the Company agreed to negotiate in good faith and execute documentation to establish a committed equity line of credit facility with YA II PN, Ltd. The Company also agreed to use commercially reasonable efforts to prepare and file a registration statement to register the resale of the shares of common stock issuable under the Promissory Note and the equity line of credit.
Convertible Senior Notes
On July 14, 2026, we issued $431.3 million aggregate principal amount of the Notes, including $56.3 million aggregate principal amount of Notes issued upon the exercise in full by the initial purchasers of their option to purchase additional Notes. The Notes are our senior, unsecured obligations, bear interest at a rate of 5.00% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning January 15, 2027, and mature on July 15, 2031, unless earlier converted, redeemed, or repurchased. The Notes are convertible at an initial conversion rate of 105.0862 shares of common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $9.52 per share, and upon conversion we may settle our conversion obligation in cash, shares of our common stock, or a combination thereof, at our election. Net proceeds from the Offering were approximately $416.8 million, of which approximately $34.5 million was used to pay the cost of the Capped Call Transactions. We intend to use the remaining net proceeds for general corporate purposes, including funding a portion of our capital expenditures for Project Matador. See Note 9, Subsequent Events, to our unaudited condensed consolidated financial statements for additional information.
Macquarie Term Loan
On August 29, 2025, Fermi Equipment Holdco, LLC and Firebird Equipment Holdco, LLC entered into the Macquarie Term Loan with Macquarie Equipment Capital, Inc. for a $100.0 million senior secured bridge loan to finance the purchase of six Siemens SGT-800 turbines and other ancillary equipment. Immediately following the closing of the Macquarie Term Loan, the Company borrowed $100.0 million under that facility. In February 2026, a portion of the proceeds from the issuance of the Turbine Warehouse Equipment Financing was used to repay the Macquarie Term Loan in full.

Dividends and Distributions
We were taxable as a C corporation for U.S. federal income tax purposes for our short taxable year ended December 31, 2025. We also expect to be taxable as a C corporation for U.S. federal income tax purposes at least through our taxable year ending December 31, 2026. It is possible that we may seek to qualify and elect to be taxable as a REIT for U.S. federal income tax purposes in the future, but the timing of any such election has not been determined, and it is possible that we will never make a REIT election. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular U.S. federal corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. As a rapidly growing business with significant anticipated capital investments, including substantial investments in assets on which we will incur large amounts of non-cash depreciation expense that will reduce our net income, we do not expect to generate material amounts of REIT taxable income in the near term. While it is possible that we may elect to pay dividends to our shareholders out of operating cash flow before we begin earning material amounts of REIT taxable income, we do not have any current intention to do so. If we elect and qualify to be taxed as a REIT, as we begin to earn REIT taxable income, we will begin to pay dividends in order to satisfy the requirements for us to qualify as a REIT and generally not be subject to U.S. federal income and excise tax. In that event, our policy will be to pay dividends to our shareholders equal to all or substantially all of our REIT taxable income out of assets legally available therefor.
If we make a REIT election, then as a result of the REIT distribution requirement, we would be unable to rely on retained earnings to fund our ongoing operations to the same extent that other companies which are not REITs can. We may need to continue to raise capital in the debt and equity markets to fund our working capital needs.
Sources of Liquidity
We expect our liquidity to be supported by a diversified capital strategy designed to fund phased infrastructure development and long-term operations. In addition to the net proceeds from our IPO and the financings we have completed to date as described above, our approach is expected to include additional non-recourse equipment financings, structured project-level non-recourse debt, monetization of federal energy tax credits, strategic equity investments, government grants, and property tax abatement. In addition, we anticipate receiving tenant prepayments from tenants with whom we enter into lease agreements. We believe our sources of liquidity will support the procurement and timely delivery of key power generation assets and data center space, and the payment of outstanding payables. We believe these assets, when combined with the intrinsic value of the Project Matador site, should allow us to finance future developments by special purpose entities (“SPEs”) with capital provided by customer prepayments and the SPEs’ creditors without requiring cash contributions from the Company.
Our principal sources of liquidity are expected to include:
•Net Proceeds from our IPO: We have used, and expect to continue using, a portion of the net proceeds from the IPO to fund early-stage infrastructure investments, including site mobilization, nuclear licensing, turbine procurement, and the initial wave of private-grid powered AI data center infrastructure construction. These investments support foundational project elements required to unlock additional strategic capital and advance our Project Matador milestones.
•Net Proceeds from the Notes: In July 2026, we issued $431.3 million aggregate principal amount of the Notes for net proceeds of approximately $416.8 million, of which approximately $34.5 million was used to pay the cost of the related Capped Call Transactions, with the remainder available for general corporate purposes. See “—Recent Developments—Convertible Senior Notes Offering.”
•Tenant Prepayments: We expect a significant portion of our contracted revenue base to come from investment-grade tenants, many of whom are anticipated to provide upfront capital contributions or structured prepayments to support dedicated infrastructure buildout. These prepayments enhance early-stage liquidity and reduce reliance on dilutive equity or bridge financing. For non-investment-grade tenants, we intend to require larger upfront prepayments, third-party credit enhancements, or insurance wrappers to mitigate counterparty risk and preserve underwriting standards. This structured approach to tenant capital participation is designed to strengthen our balance sheet, support project-level debt financing, and align tenant incentives with long-term infrastructure utilization. Other than the TensorWave Lease, as of the date of this Quarterly Report, we have not entered into definitive agreements with any other tenants, and there can be no assurance that the conditions to commencement under the TensorWave Lease will be satisfied or that we will enter into definitive agreements with additional tenants.

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
•Finance Lease Financing: We intend to utilize finance lease structures to finance certain infrastructure assets, including power generation equipment, cooling systems, and private-grid powered data center infrastructure mechanical and electrical components. Under these arrangements, we expect to secure long-term lease agreements with purchase options at or below fair market value, enabling us to deploy critical assets while managing upfront capital expenditures. Finance lease financing allows us to match asset utilization with payment obligations, preserve borrowing capacity under corporate credit facilities, and maintain operational flexibility across phased campus buildout. These leases are expected to be structured at the project or subsidiary level.

•Federal Tax Credits: To the extent that tax incentives, such as those under Sections 45J (nuclear production), 45Q (carbon capture), 45V (clean hydrogen production credit), and 48C (qualifying advanced energy project) of the Internal Revenue Code of 1986, as amended (the “Code”), are available to us, we expect to apply for and monetize such tax incentives.
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
Although we plan to fund near-term development activities through a combination of proceeds from our IPO and the net proceeds from the Notes, expected tenant prepayments upon execution of one or more lease agreements, non-recourse equipment financings and expected project-level non-recourse debt, and strategic equity capital, there can be no assurance that such capital will be available in the amounts required, on the timeline needed, or on favorable terms. Access to financing may be constrained by changes in macroeconomic conditions, increases in interest rates, tenant-specific credit risks, regulatory shifts, or other market factors beyond our control. In addition, if we encounter adverse findings during environmental diligence, engineering assessments, or other aspects of site development that render all or part of the Project Matador campus unsuitable—or impair the use of our real estate assets as collateral for secured financing—then our ability to raise additional debt or equity capital could be significantly limited.
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
Market conditions may also affect our ability to raise capital. For example, credit providers or their regulators may shift policy away from funding projects involving nuclear or fossil-based generation assets, or may reduce exposure to long-duration infrastructure development with extended pre-revenue periods. Even if financing is available, we may be required to accept unfavorable terms, including higher cost of capital, restrictive covenants, or equity dilution, all of which could impair our ability to execute our business plan. If we are unable to raise capital in the amounts, timing, or terms we expect, we may be forced to delay capital expenditures, amend or terminate our purchase commitments, or surrender assets pledged as collateral under our financing agreements in order to preserve liquidity, which could materially extend our development timeline and delay one or more phases of Project Matador, preventing us from achieving planned operational and financial milestones within the anticipated timeframe.
Planned Use of Capital
We anticipate deploying our capital resources to support the following development activities:
•Civil site preparation, pad grading, utility trenching, and fiber backhaul installation;
•Procurement and installation of mobile and permanent gas-fired and nuclear power infrastructure;
•Remediation of historic environmental conditions;
•NRC licensing and environmental permitting activities;
•Construction of modular private-grid powered AI data center infrastructure facilities and supporting infrastructure; and
•Capitalization of early-phase SPEs to enable project-level debt financing.
The Company’s long-range capital plan is shaped by a phased infrastructure delivery model, including a roadmap to deploy four Westinghouse reactors, and a multi-phase gas generation strategy. Our current plan envisions the commissioning of one Westinghouse reactor unit in each of 2033, 2034, 2035, and 2036. Each unit is expected to be financed through a combination of tenant prepayments, non-recourse equipment financings and project-level non-recourse debt, DOE loan guarantees, state-level incentive programs, and strategic equity.
For our gas-fired assets, we expect to deploy industrial frame-class gas turbines such as the GE 6B, Siemens SGT-800, and Siemens SGT6-5000F, together with mobile aeroderivative units such as the TM2500 for early-power deployment, peaking, and reserve capacity. We intend to commission the industrial frame-class units initially in simple cycle configuration to accelerate first power delivery, with subsequent conversion to combined cycle operation through the addition of heat recovery steam generators and steam turbines to enhance thermal efficiency, overall plant output, and economic returns. Capital outlays are staged to support our construction timelines, with anticipated fuel consumption for the initial 1 GW of load averaging around 175,000 MMBtu per day, after accounting for approximately 200 MW of Southwestern Public Service Company grid power. We are actively engaged in procurement and EPC partner selection processes to secure long-lead assets and ensure cost containment.
The capital expenditures we expect to incur as we complete the development of Project Matador will be significant. We currently estimate that the incremental capital expenditures we will incur to complete the development of Phase 0 and Phase 1 of Project Matador could exceed $3 billion in the aggregate, of which approximately $2 billion is expected to be incurred in the next twelve months across these two phases, subject to the satisfaction of the conditions under the TensorWave Lease and alignment with tenant deployment timelines and power delivery requirements. These near-term expenditures are expected to be funded through a combination of net proceeds from our IPO, tenant prepayments, project-level debt financing, and strategic equity capital. The required capital expenditures for the remaining phases are difficult to estimate with precision and will depend on final tenant composition, generation mix, supply chain dynamics, and site optimization decisions; however, we currently expect total capital needs across all phases could range from approximately $70 billion to $90 billion, which is dependent on several factors including (i) EPC costs currently being negotiated, (ii) precise configuration of power equipment, which is largely complete for Phase 1, but in process for future phases, (iii) whether the nuclear and solar aspects of the project qualify for tax credits, which is dependent on ongoing policy decisions, and (iv) general uncertainties associated with detailed long-term forecasting of large-scale projects of this nature.
Liquidity Outlook
As described above under “—Liquidity and Going Concern,” management has concluded that the Company’s plans alleviate the substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of the accompanying unaudited condensed consolidated financial statements. Successful completion of Phase 1 of Project Matador, however, will require capital in addition to the sources currently available to the Company. As further described above under “—Sources of Liquidity,” we expect to fund the remaining capital needs of Phase 1 through a combination of additional sources, which may include additional non-recourse equipment financings, structured project-level non-recourse debt, tenant prepayments upon execution of one or more lease agreements, strategic equity investments, monetization of federal energy tax credits, government grants, and property tax abatements. Although we entered into the TensorWave Lease on August 9, 2026, the effectiveness of the lease remains subject to the satisfaction or waiver of customary closing conditions, including Board approvals and the obtaining of project-level financing, and there can be no assurance that the lease will commence. We have not secured additional project-level debt financing beyond the financings we have previously announced or any strategic equity financing. If the TensorWave Lease does not commence, or if we are unable to secure additional tenants and raise additional debt financing or strategic equity capital, our liquidity will be materially constrained. In addition, on August 11, 2026, we entered into the Framework Agreement with Hillcore, under which Hillcore would finance, construct, own, and operate up to approximately 2.6 GW of generation capacity at Project Matador under a BOOT structure, which, if the transactions contemplated by the Framework Agreement are consummated, is expected to reduce the direct capital expenditures we would otherwise incur to develop the corresponding gas-fired generation capacity at Project Matador. The transactions contemplated by the Framework Agreement remain subject to the negotiation and execution of definitive documentation and other conditions, and there can be no assurance that they will be consummated. See “—Recent Developments—Hillcore Framework Agreement.”
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

(in thousands)	Six Months Ended June 30, 2026	For the period from January 10, 2025 (Inception) through June 30, 2025
Net cash used in operating activities	$(56,016)	$(2,618)
Net cash used in investing activities	$(626,157)	$(42,872)
Net cash provided by financing activities	$365,375	$85,822
Cash Flows Used in Operating Activities
Cash used in operating activities for the six months ended June 30, 2026, totaled $56.0 million, compared to $2.6 million for the period from January 10, 2025 (Inception) through June 30, 2025. The use of cash for the six months ended June 30, 2026, primarily reflects a net loss of $214.5 million, partially offset by $118.7 million net non-cash expense of share-based compensation, $24.8 million of loss on extinguishment of the Macquarie Term Loan, and $1.5 million of other items. Changes in working capital provided $13.5 million of net cash, driven by a $35.5 million increase in accounts payable and accrued liabilities reflecting growth in vendor activity related to pre-development efforts, partially offset by a $22.0 million increase in prepaid expenses and other assets, primarily deposits and prepaid amounts associated with ongoing project development.
The use of cash of $2.6 million for the period from January 10, 2025 (Inception) through June 30, 2025, primarily reflects a net loss of $6.4 million, primarily driven by $3.6 million of non-cash share-based compensation expense related to equity grants to related parties and $0.7 million of non-cash interest expense associated with paid-in-kind convertible notes. Working capital changes also impacted cash flows from operations related to the prior year period. Accounts payable and accrued liabilities increased $1.3 million, reflecting growth in vendor activity related to pre-development efforts. This increase was partially offset by a $2.0 million use of cash related to prepaid expenses and other assets, primarily driven by initial deposits and prepaid rent related to the lease associated with Project Matador.
Cash Flows Used in Investing Activities
Cash used in investing activities for the six months ended June 30, 2026, totaled $626.2 million, compared to $42.9 million for the period from January 10, 2025 (Inception) through June 30, 2025. The use of cash for the six months ended June 30, 2026, primarily reflects $626.2 million of investments in property, plant, and equipment, net for early-stage development of Project Matador, including equipment procurement and construction in progress, reflecting our continued execution of the development roadmap for Phase 0 and Phase 1 of the Project Matador campus.
The use of cash of $42.9 million for the period from January 10, 2025 (Inception) through June 30, 2025, primarily reflects $40.3 million of investments in construction in progress for early-stage development of Project Matador, including equipment procurement. An additional $2.6 million was associated with capitalized preacquisition cost.
Cash Flows Provided by Financing Activities
Cash provided by financing activities for the six months ended June 30, 2026, totaled $365.4 million, compared to $85.8 million for the period from January 10, 2025 (Inception) through June 30, 2025. The amount for the six months ended June 30, 2026, primarily reflects $513.5 million of proceeds from the issuance of debt under the Turbine Warehouse, High Voltage, and Turbine Warehouse II equipment financing agreements, partially offset by $144.3 million for repayment of the Macquarie Term Loan and $3.8 million of debt issuance costs.
For the period from January 10, 2025 (Inception) through June 30, 2025, net cash provided by financing activities was $85.8 million. This included gross proceeds of $58.9 million from the issuance of Series A Convertible Notes and $26.1 million from Seed Convertible Notes, supporting both early operating needs and preconstruction milestones. We also had $0.9 million in other financing activities. Offsetting these inflows were $0.1 million in debt issuance costs and deferred offering costs incurred in connection with our IPO and related strategic capital efforts.

Commitments and Contractual Obligations
Lease Commitments
As of June 30, 2026, the Company had various fixed and variable lease payment obligations associated with our 99-year ground lease with the Texas Tech University System (the “TTU Lease”) and the groundwater leases described in Note 6, Leases to our unaudited condensed consolidated financial statements. In October 2025, the Company entered into a lease agreement with MPS through which the Company will be subject to fixed lease payments once the lease commences. During the three months ended June 30, 2026, the Company prepaid $2.0 million under its collaboration agreement with the Texas Tech University System, which is recorded within prepaid expenses and other assets and will be applied against amounts due under that agreement. Under the same agreement, the Company is required to fund an additional $9.0 million into a third-party escrow on or before December 31, 2026, to be released to satisfy amounts payable when due under the TTU Lease. As of June 30, 2026, this amount had not been funded, and no related liability had been accrued. See Note 6, Leases, to our unaudited condensed consolidated financial statements for additional information.
Reservation Payments
In connection with its gas and electrical supply contracts, the Company is required to make fixed reservation payments to preserve natural gas supply and electric delivery capacity in advance of the commencement of service under those contracts. As of June 30, 2026, remaining reservation payments under these contracts totaled $12.2 million, all of which are due within the next twelve months. Of this amount, $5.4 million was accrued as a liability on the unaudited condensed consolidated balance sheet as of June 30, 2026.
Unconditional Purchase Obligations
As of June 30, 2026, we had purchase commitments of approximately $142.6 million under executed contracts with Siemens Energy (the “Siemens Contracts”) for the supply of three SGT6-5000F gas turbine generator units and six SGT-800 gas turbine generator units for Project Matador. Under the Siemens Contracts, we are obligated to make the remaining contractual payments and related shipping costs pursuant to contract milestones. See Note 8, Commitments and Contingencies, for the payments through 2028 for the purchase obligations related to these long-lead-time equipment purchases.
Contingent Consideration
In connection with the acquisition of the Company’s first six Siemens SGT-800 gas turbines from MAD Energy Limited Partnership (“MAD Energy”) (the “Firebird Acquisition”), the Company assumed an obligation to pay MAD Energy a net profits interest (the “NPI”). Under the NPI, the Company is liable to pay a portion of 2.5% of net operating income from the first 1.0 GW of installed dispatchable generation capacity at the Company’s AI infrastructure campus subject to a $100.0 million cap on a net present value basis. Refer to Note 2, Significant Accounting Policies — Contingent Consideration, and Note 5, Acquisitions, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”) for additional detail on the acquisition and related consideration. Effective July 22, 2026, George Wentz, the founder, a director, and Chief Executive Officer of MAD Energy, was appointed General Counsel of the Company; accordingly, from that date the NPI constitutes an arrangement with a related party. See Note 2, Significant Accounting Policies — Related Party Transactions, Note 8, Commitments and Contingencies, and Note 9, Subsequent Events.
In connection with the purchase of the Company’s three Siemens SGT6-5000F gas turbines, the Company entered into a Rated Capacity Agreement (the “RCA”) as additional, contingent consideration for the turbines. Under the RCA, the Company is liable to pay Siemens up to $2 million per turbine per calendar quarter based on the operating reliability of each turbine, and not less than $80 thousand per turbine per quarter, for ten years commencing upon provisional acceptance of the turbines, subject to a maximum of approximately $240.0 million on an undiscounted basis. No amounts were recognized under the RCA as of June 30, 2026. Refer to Note 2, Significant Accounting Policies — Contingent Consideration, of the Company’s Annual Report for information regarding the Company’s accounting policy for contingent consideration.

Off-Balance Sheet Arrangements
Surety Bonds and Letters of Credit
In the ordinary course of business, we are required to provide financial commitments in the form of surety bonds and letters of credit to third parties as a guarantee of our performance on and our compliance with certain obligations. If we fail to perform or comply with these obligations, a draw on the applicable surety bond or letter of credit would trigger our obligation to reimburse the issuer. We had outstanding surety bonds issued for our benefit of approximately $35.8 million and letters of credit of $5.3 million as of June 30, 2026.
Other than the surety bonds and letters of credit described above, as of June 30, 2026, we did not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the appropriate application of certain accounting policies, many of which require us to make estimates, judgments, and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and the impact of those events cannot be determined with certainty, the actual results will inevitably differ from our estimates. These differences could be material to the financial statements. We believe our application of accounting policies, and the estimates and assumptions inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, our application of accounting policies has been appropriate, and actual results have not differed materially from those determined using necessary estimates. Our critical policies and accounting estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the fiscal year ended December 31, 2025, and the consolidated financial statements and the notes included therein. There have been no material changes concerning our critical accounting policies described in our Annual Report for the fiscal year ended December 31, 2025.
Recent Accounting Pronouncements
See Note 2, Significant Accounting Policies, to our unaudited condensed consolidated financial statements for more information about recent accounting pronouncements and the anticipated effects on our unaudited condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk and changes in interest rates. As of June 30, 2026, we had cash, cash equivalents and restricted cash of $91.7 million, consisting of investments in cash and cash equivalents. We consider short-term, highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash consists of funds held in our checking and savings accounts. Restricted cash represents amounts deposited in a bank account that are required to remain restricted in accordance with the terms of the related financing or standby letter of credit agreements. Due to the short-term duration of our investment portfolio and restricted cash, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Principal Executive Officer and Principal

Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2026, due to the material weakness in our internal control over financial reporting described below.
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
We have concluded that the material weakness continues to exist as of June 30, 2026.
We have concluded that the material weakness exists because we are a newly formed company and have not yet fully developed or implemented our internal control over financial reporting or operational control environment, and therefore do not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company. The deficiencies identified did not result in a material misstatement of our financial statements, and no material misstatements were identified during the six months ended June 30, 2026.
Remediation Plans
We have taken and will continue to take certain actions to remediate the material weakness. The following remediation actions have been completed or are substantially complete:
•appointed a Chief Financial Officer and established an experienced finance team with public company financial reporting and internal controls expertise;
•implemented financial and reporting systems to support internal controls requirements;
•implemented formal policies and procedures to govern key financial processes and internal controls, including documented accounting policies aligned with U.S. GAAP standards and supported by external advisors;
•engaged a third-party SOX readiness advisor to assist with design and implementation of our internal controls framework and timely remediation of control deficiencies; and
•established an audit committee composed of independent directors to provide oversight of our financial reporting and internal control environment.
The following remediation actions are in progress:
•designing and documenting a comprehensive internal controls framework, including population of a Risk and Controls Matrix across in-scope financial statement line items, modeled on Committee of Sponsoring Organizations (COSO) principles, with periodic internal reviews and testing;

•completing the implementation and testing of financial and operational reporting systems to support internal controls requirements, including enterprise resource planning and related financial applications;
•continuing to identify and address remaining control deficiencies identified through ongoing walkthrough and testing procedures, including deficiencies related to segregation of duties and information technology general controls;
•continuing to enhance segregation of duties across critical accounting and operational functions and implementing robust liquidity planning and cash management controls to support daily operating needs and strategic investments.
During the quarter ended June 30, 2026, we made progress on our remediation plan, including continuing the design phase of our internal controls framework across multiple in-scope financial statement line items and initiating walkthrough procedures for key financial reporting processes.
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
Changes in Internal Control Over Financial Reporting
Other than the remediation activities described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
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
Firebird Litigation
On January 27, 2026, a petition captioned 340 Energy, LLC v. Firebird LNG, LLC, et al. was filed in the District Court of Harris County, Texas, and subsequently removed to the Business Court of Texas, Eleventh Division (Cause No. 26-BC11B-0016). The complaint names as defendants Firebird LNG, LLC, MAD Energy LP, Firebird Equipment Holdco, LLC, Fermi Equipment Holdco, LLC, the Company, and George Wentz. The plaintiff, as assignee of XO Energy Worldwide LLP, alleges that the defendants evaded payment of a brokerage commission allegedly owed in connection with the sale of a contract for six natural gas turbines. As the petition notes, in connection with the transaction, MAD Energy agreed to indemnify the Company and its affiliates against any claims arising out of the engagement of XO Energy, Stephen Murphy, or their affiliates as a broker or finder. Effective July 22, 2026, George Wentz, the founder, a director, and Chief Executive Officer of MAD Energy, was appointed General Counsel of the Company. See Note 8, Commitments and Contingencies, and Note 9, Subsequent Events.
The petition asserts claims for, among other things, violations of the Texas Uniform Fraudulent Transfer Act (and, in the alternative, the Delaware Uniform Voidable Transfers Act), money had and received, tortious interference, civil conspiracy, breach of contract, and quantum meruit, and seeks compensatory damages of not less than $5.985 million, exemplary damages, avoidance of the challenged transfers, the imposition of a constructive trust and other equitable relief, pre- and post-judgment interest, and attorneys’ fees and costs. The Company and its named affiliates moved to dismiss under Texas Rule of Civil Procedure 91a on March 31, 2026. A hearing on the motion to dismiss was held on July 13, 2026. At the hearing the court took the motion under advisement and issued an order denying the motion to dismiss on August 11, 2026.
We intend to vigorously defend against the action. At this time, we are unable to reasonably estimate the possible loss or range of loss, if any, associated with this matter.
Texas Business Court Litigation Filed by Toby Neugebauer
On May 1, 2026, our former Chief Executive Officer, Toby Neugebauer, filed a verified petition and application for temporary restraining order and temporary injunction in the Business Court of the State of Texas, First Division, captioned Neugebauer v. Fermi Inc., et al., Cause No. 26-BC01B-0034. The petition named the Company and certain of our directors—Marius Haas, Lee McIntire, and Cordel Robbin-Coker—as defendants.
On May 4, 2026, the parties entered into a Rule 11 Agreement under which Mr. Neugebauer agreed to withdraw his application for a temporary restraining order and temporary injunction with respect to Counts I, II, and III of the petition, subject to the Board’s consideration of the nomination of Larry Kellerman to fill the Board vacancy. The Rule 11 Agreement reserved all rights of the parties with respect to the remaining issues in the petition.
On July 2, 2026, Mr. Neugebauer, together with Vicksburg Investments Management LLC, filed a First Amended Petition in the same action, which added James Richard “Rick” Perry as an additional director defendant. The amended pleading asserts two counts. Count I seeks a declaration that the May 13, 2026 amendment to the Company’s Bylaws, which imposed a 70% requirement for shareholder amendments to specified provisions, is void. Count II seeks a declaration that the special meeting Mr. Neugebauer purported to schedule for May 29, 2026, was validly called and that the Board lacked authority to cancel it. The same day, the plaintiffs also filed an Emergency Motion for Expedited Discovery seeking responses to their discovery requests on a compressed timeline. On July 7, 2026, the Court denied that motion without prejudice, concluding that the plaintiffs had not shown good cause under Texas Rule of Civil Procedure 191.1 for expedited discovery. The Company intends to move to dismiss the amended petition under Texas Rule of Civil Procedure 91a.
We intend to vigorously defend against these actions. At this time, we are unable to reasonably estimate the possible loss or range of loss, if any, associated with this matter.
Bayonne Litigation
On June 29, 2026, Bayonne Plant Holding, L.L.C. (“Bayonne”), a Delaware limited liability company affiliated with International-Matex Tank Terminals, filed a complaint against our subsidiary Fermi Equipment Holdco, LLC in the U.S. District Court for the District of New Jersey, captioned Bayonne Plant Holding, L.L.C. v. Fermi Equipment Holdco, LLC, Case No. 2:26-cv-07904-JXN-JBC. The complaint was served on the subsidiary’s registered agent on July 8, 2026. The court’s subject-matter jurisdiction is premised on diversity of citizenship.
The claims arise out of a June 26, 2025 Equipment Purchase Agreement, as amended by a First Amendment effective October 23, 2025 (the “Bayonne EPA”), under which Fermi Equipment Holdco purchased power-generation equipment from Bayonne for $18.0 million and undertook to remove the equipment from, and restore, Bayonne’s site in Bayonne, New Jersey. Bayonne alleges that Fermi Equipment Holdco failed to complete the removal and restoration required under the Bayonne EPA, abandoned the site in early January 2026, and did not pay negotiated hourly and daily site-access charges, restoration and remediation costs, and related late fees and interest. The complaint asserts three counts: breach of contract, account stated, and contractual indemnification.
Bayonne seeks damages of no less than $8.5 million, consisting of approximately $4.3 million in previously invoiced past-due amounts and approximately $4.2 million in additional costs invoiced on June 17, 2026, together with additional late fees accruing thereafter, pre- and post-judgment interest, and reasonable attorneys’ fees and litigation costs.
We intend to vigorously defend against the action. The matter is at a preliminary stage, no discovery has occurred, and we have not yet responded to the complaint. At this time, we are unable to determine whether an unfavorable outcome is reasonably possible or to estimate the amount or range of reasonably possible loss, if any, associated with this matter.

Peña and Summers v. Fermi Inc. and Neugebauer
On July 27, 2026, Zachary Peña and Ethan Summers filed a petition against the Company and Toby Neugebauer, the Company’s former Chief Executive Officer, in the Business Court of Texas, First Business Court Division (Cause No. 26-BC01B-0066). The plaintiffs are principals of Empirix Partners, a supply chain consultancy that provided strategic sourcing and procurement services to the Company’s predecessor, Fermi LLC, in 2025.
The petition alleges that in April 2025 Fermi LLC granted the plaintiffs an aggregate of 25,000 Class B Units pursuant to joinder agreements, and that the Company’s board of managers wrongfully reclaimed those units in July 2025 following an investigation that the plaintiffs characterize as pretextual. The plaintiffs assert claims for conversion against both defendants and for breach of contract against the Company, and allege that, absent the reclamation, the units would have converted into approximately 11,250,000 shares of the Company’s common stock in connection with the Company’s conversion to corporate form and initial public offering. The petition seeks monetary relief that the plaintiffs allege exceeds $415 million, together with the imposition of a constructive trust on shares or proceeds, pre- and post-judgment interest, attorneys’ fees, and costs.
The Company disputes the plaintiffs’ allegations and intends to defend the matter vigorously. The Company has not yet been served with or responded to the petition, and no discovery has been taken.
The Company has concluded that it is not probable that a liability was incurred as of June 30, 2026, and accordingly no liability has been accrued for this matter. An unfavorable outcome is reasonably possible, but the Company is unable to estimate the possible loss or range of loss at this time. The amount of monetary relief specified in the petition does not reflect the Company’s assessment of its potential exposure, and the Company does not believe that the amount alleged is a meaningful indicator of any loss that may ultimately be incurred.
We are not currently a party to any other legal proceedings that we believe are material. Regardless of the outcome, litigation can be costly and time-consuming and can divert management’s attention and resources. For additional information, see Part I, Item 1A. “Risk Factors” and “Commitments and Contingencies” in the notes to our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Government Inquiries
On July 30, 2026, Fermi received a subpoena from the United States District Court for the Eastern District of New York (“EDNY”) requesting certain documentation related to Project Matador, the Company, and certain former members of management. In addition, on August 3, 2026, we received a voluntary production of documents request from the SEC with similar requests. Each request is broad in scope and neither contains any allegation of wrongdoing. The Company is fully cooperating with the EDNY as well as the SEC.
Item 1A. Risk Factors
Summary of Risk Factors
An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition, and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:
•We are a development-stage company with no operating history or historical revenue, and we face execution risk across all major components of our business.
•We have not yet constructed our facilities and, other than the TensorWave Lease, we have not entered into any lease or other definitive agreement with any other tenants, and there is no guarantee that the TensorWave Lease will commence or that we will be able to construct our facilities or enter into definitive agreements with additional tenants in the future. Our limited commercial operating history makes it difficult to evaluate our prospects, the risks and challenges we may encounter, and our total potential addressable market. Any delays or setbacks we may experience could have a material adverse effect on our business, financial condition, and results of operations, and could harm our reputation.

•We will be dependent on third-party manufacturing and supply chain relationships to develop and lease our facilities. Our reliance on third parties and suppliers involves certain risks that may result in increased costs, delays, and loss of revenue.
•We will require significant additional capital to construct and complete Project Matador, and we may not be able to secure such financing on time with acceptable terms, or at all, which could cause delays in our construction, lead to inadequate liquidity, and increase overall costs.
•We will need to hire additional skilled employees as we grow and scale up Project Matador, and there is no assurance we will be successful in recruiting, hiring, and training the personnel we need.
•The termination of our former Chief Executive Officer, Toby Neugebauer, and resignation of our former Chief Financial Officer, Miles Everson, and the resulting leadership transition expose us to potential delays in our ability to execute on certain aspects of our business strategy as we transition to new permanent executive leadership.
•The actions of our former Chief Executive Officer, Toby Neugebauer, and related persons to initiate a proxy contest in an effort to take control of our Board of Directors, and to bring or threaten lawsuits against the Company and its directors and officers, have caused and will likely continue to cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business.
•If members of our Board of Directors or senior management team are unable to align on strategic direction, capital allocation, operational priorities, or other significant matters, such differences in perspective could result in delays in decision-making, the departure of key personnel, disruption to our operations, or an inability to execute on our business strategy.
•Substantial doubt about our ability to continue as a going concern was raised as a result of our pre-revenue status, recurring losses, and unrestricted cash that is insufficient to fund our known and reasonably knowable contractual obligations over the next twelve months, and the Company may not be successful in implementing management’s plans to alleviate that doubt; even if management is successful, such plans may prove insufficient or may have other adverse effects on the Company.
•Technological advances or disruptive innovations, specifically advancements in artificial intelligence or the ability of new generations of chips to produce useful output in the form of tokenized results using substantially less energy input, may outpace our development cycle, and we are exposed to technology obsolescence across all major asset classes.
•Other than the TensorWave Lease, we have not yet secured additional tenants, and we may not achieve tenant adoption at the pace or pricing levels required for financial viability.
•We depend on third-party vendors, contractors, and consultants to support our business.
•We have incurred substantial additional debt in 2026, including the Turbine Warehouse Equipment Financing (up to $500.0 million), the High Voltage Equipment Financing (equipment-backed advances of up to $120.0 million in aggregate principal, with the potential to increase by an additional $100.0 million subject to lender approval), the undrawn Promissory Note ($156.3 million, reduced to a maximum of $78.1 million as of June 30, 2026), the Turbine Warehouse II Equipment Financing ($165.0 million), and the Notes ($431.3 million). These obligations contain restrictive covenants, collateral coverage requirements, mandatory prepayment triggers, and in certain cases conditions tied to execution of tenant agreements by December 31, 2026. Our ability to service these obligations and comply with all covenants is subject to significant uncertainty.
•Servicing our debt requires a significant amount of cash. We may not have sufficient cash flow from our business to pay our substantial debt, and we may not have the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change.
•The future issuances of our common stock, including any shares issued upon conversion of the Notes, will dilute current shareholders and may reduce the market price of our common stock.

•Wars, threats of war, terrorist attacks, cyberattacks, and threats may compromise the security, operability, or integrity of our power generation and transmission and distribution infrastructure and could have a material adverse effect on our business, financial condition, and results of operations.

•Our use of technologies and systems that use AI or large language models, given the dynamic state of such technologies, may cause inadvertent or unexpected impacts that may introduce new operational, legal, and regulatory risks that could adversely affect our business, financial condition, or results of operations.
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
•High demand for, constraints on the supply of, and increasing costs for industrial-scale gas-fired turbines could lead to significant delays or significant increases in capital costs associated with our ability to develop the natural gas-fired power generation infrastructure we will need to achieve our power delivery goals on the schedule we are projecting.
•Westinghouse reactors and small modular reactors (“SMRs”) can be costly and time-consuming to construct and commercialize. Delays and cost overruns arising from issues with our procurement, licensing, and other regulatory approvals, construction and commercialization of nuclear reactors may materially adversely affect our business.
•Our construction, delivery timeline estimates, and costs for our facilities and other equipment may increase due to a number of factors, including the degree of pre-fabrication, standardization, on-site construction, long-lead procurement, contractor performance, facility pre-operational and startup testing, demand for repairs, and other site-specific considerations.
•Our business operations rely heavily on securing agreements with suppliers for essential materials, equipment, and components which will be used to construct Project Matador facilities.
•If we cannot obtain required permits, licenses, and regulatory clearance or approvals for Project Matador or our operations, or are unable to maintain such permits, licenses, or approvals, we may not be able to continue or expand our operations.
•We are subject to complex, evolving, and potentially burdensome regulatory requirements.
•Accidents involving third-party owned and operated nuclear power facilities, including but not limited to events similar to the Three Mile Island or Fukushima Daiichi nuclear accidents, or other high-profile events involving radioactive materials, could materially and adversely affect the public perception of the safety of nuclear energy, our customers, and the markets in which we operate and potentially decrease demand for nuclear energy or facilities, increase regulatory requirements and costs, or result in liabilities or claims that could materially and adversely affect our business.
•We are subject to federal environmental review processes, including the National Environmental Policy Act (“NEPA”), that may materially delay or restrict project development.
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

•We were a C corporation for our short taxable year ended December 31, 2025, and expect to be taxable as a C corporation for our taxable year ending December 31, 2026. The timing of any future REIT election has not been determined, and it is possible that we will never make a REIT election.
•Adverse macroeconomic conditions could impair our ability to raise capital or complete development phases.
•Influential political actors, shifting domestic policy priorities, and organized opposition by politically connected stakeholders could materially adversely affect our ability to develop, finance, and operate Project Matador.
•As a result of becoming a public company, we will be obligated to develop and maintain proper and effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
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
•The Jumpstart Our Business Startups Act (the “JOBS Act”) will allow us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC. We cannot be certain if this reduced disclosure will make our common stock less attractive to investors.
•We are subject to risks related to the volatility of our common stock and to provisions in our charter and bylaws.
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
Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 30, 2026, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2026. Except as set forth below, we are not aware of any material changes to the risk factors disclosed in the Annual Report, and the following risk factor updates supplement and should be read in conjunction with the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2026. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.
Risks Related to Our Business and Industry
Substantial doubt about our ability to continue as a going concern was raised as a result of our pre-revenue status, recurring losses, and unrestricted cash that is insufficient to fund our known and reasonably knowable contractual obligations over the next twelve months, and the Company may not be successful in implementing management’s plans to alleviate that doubt; even if management is successful, such plans may prove insufficient or may have other adverse effects on the Company.
Project Matador will require substantial capital investment to achieve commercial operation. As of June 30, 2026, the Company had not generated any revenues, had incurred recurring losses from operations and negative cash flows from operating activities since inception, and had substantial near-term capital expenditure obligations under existing equipment purchase, construction, lease, and other project-related commitments, in addition to recurring operating expenses that must be funded. As of June 30, 2026, the Company had cash on hand of $62.5 million and restricted cash of $29.2 million, a portion of which is available to fund defined capital expenditures. When measured against forecasted disbursements under the Company’s current operating plan, these resources are not sufficient to satisfy the Company’s financial obligations as they become due within one year after the date the accompanying unaudited condensed consolidated financial statements are issued.
These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date of issuance of the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report. Management has implemented plans which are disclosed in Note 2, Significant Accounting Policies, to the accompanying unaudited condensed consolidated financial statements. These plans include the application of the net proceeds from the Notes issued in July 2026, as described in Note 9, Subsequent Events. As a result of these actions, management believes that the substantial doubt about the Company’s ability to continue as a going concern has been alleviated. There is no guarantee, however, that we will successfully implement the plans described in Note 2. If our planned borrowing draws under existing committed facilities, monetization of unencumbered equipment, sequencing of capital expenditures with the execution of definitive tenant agreements and corresponding project-level financing, or efforts to defer, scale, or renegotiate near-term collateral and credit support obligations are not successful, or if we are unable to identify and execute additional project-level capital arrangements or customer arrangements with strategic counterparties on acceptable terms, we may need to scale back our business plan, reduce our operating costs and headcount, or discontinue or curtail certain of our development activities.
Although we have entered into a definitive lease agreement with our first tenant, there is no guarantee that the lease will commence or that we will enter into definitive agreements with additional tenants in the future.
Our business plan to construct and operate Project Matador depends on, among other things, our ability to negotiate and enter into binding agreements with tenants to lease our facilities. Although we entered into the TensorWave Lease, our first customer lease at Project Matador, on August 9, 2026, the effectiveness of the lease is subject to the satisfaction or waiver of customary closing conditions, including Board approvals and the obtaining of project-level financing, and there can be no assurance that these conditions will be satisfied or that the lease will commence. If the TensorWave Lease does not commence, or if no additional near-term tenant enters into such a binding agreement with us, our plan could be significantly delayed, which would result in delays in revenue and could hinder our ability to gain market traction with other potential tenants. It could also trigger an early termination right under our 99-year ground lease with the Texas Tech University System. Additionally, the TTU Lease imposes conditions to the commencement of construction of tenant facilities, including obtaining financing for the first phase buildout at Project Matador and the execution and delivery of a sublease agreement for our first tenant for not less than 200 MW of capacity at Project Matador, that must occur before the end of 2026. See the risk factor titled “Our ability to develop and retain site control depends on maintaining our leasehold interest with the Texas Tech University System” in Part I, Item 1A of the Annual Report. Additionally, our Turbine Warehouse Equipment Financing permits the lender to market the collateral securing our obligations to potential buyers if we have not entered into a 400 MW lease agreement by November 10, 2026.
Risks Related to Our Governance and Operating Model
Litigation involving the Company and our former Chief Executive Officer, Toby Neugebauer, and certain related persons has caused and is expected to continue to cause us to incur substantial costs, divert the attention of the Board of Directors and management, take up management’s resources, cause uncertainty about the strategic direction of our business, and adversely affect our business, operating results, and financial condition.
As discussed above under Item 1. Legal Proceedings, we are subject to litigation involving the Company, our former Chief Executive Officer, Toby Neugebauer, and certain related persons, including Vicksburg Investments Management LLC and other affiliated entities. This litigation arises out of, among other things, Mr. Neugebauer’s departure from the Company, disputes concerning the composition and authority of our Board of Directors, challenges to actions taken by the Board, and a related contest for control of the Company.
Litigation of this nature is inherently uncertain, and we cannot predict its outcome, duration, or cost. Regardless of the merits or the ultimate resolution of any particular matter, this litigation has required us to incur substantial costs, including legal fees and expenses and amounts that we are or may become obligated to advance or indemnify to current and former directors and officers under our organizational documents, indemnification agreements, and applicable law. It has also required the Board of Directors and management to devote significant time and attention to these matters, away from the operation of our business. In addition, the pendency and publicity of this litigation could harm our reputation and our relationships with our shareholders, employees, customers, suppliers, and other stakeholders, and our insurance may not be sufficient to cover, or may not apply to, all of the costs, losses, or liabilities arising from these matters.
We intend to vigorously defend against this litigation, but the outcome of the litigation remains uncertain. An adverse ruling could render ineffective certain governance measures adopted by the Board, including our staggered Board structure, could facilitate efforts to change the composition of our Board and management, and could result in continued uncertainty regarding control of the Company and further litigation. Such developments could also cause us to incur substantial costs, divert the attention of the Board of Directors and management, take up management’s attention and resources, cause uncertainty about the strategic direction of our business, and adversely affect our business, operating results, and financial condition.
Our former President and Chief Executive Officer, Toby Neugebauer, and certain of his family members and related persons have previously engaged in an activist campaign against the Company, which, if resumed, would cause us to incur substantial costs, divert the attention of the Board of Directors and management, take up management’s attention and resources, cause uncertainty about the strategic direction of our business, and adversely affect our business, operating results, and financial condition, and other future proxy contests could do so as well.
A proxy contest or other activist campaign and related actions, such as the recently suspended proxy contest by our former President and Chief Executive Officer, Toby Neugebauer, and certain of his family members and related persons could have a material and adverse effect on us for the following reasons:
•Mr. Neugebauer previously sought and could seek again to install new directors on our Board of Directors, which could result in a change in the control of our Board of Directors and could result in significant changes in the Company’s management and strategic direction. Mr. Neugebauer has previously indicated that he would commence an immediate effort to sell the Company at a price that our current Board believes would grossly undervalue the Company should he or his affiliates take control of the Company.
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
•While the Company welcomes the opinions of all shareholders, responding to proxy contests and related actions by activist investors such as Mr. Neugebauer has been, and may in the future be, costly and time-consuming, disruptive to our operations, and distracting to our Board of Directors, senior management, and employees, which may divert their attention away from their regular duties and the pursuit of business opportunities. In addition, there is ongoing litigation in connection with Mr. Neugebauer’s suspended campaign, which may serve as a further distraction to our Board of Directors, senior management, and employees and could require the Company to incur significant additional costs.
•Perceived uncertainties as to our future direction as a result of potential changes in the composition of our Board of Directors and management team should the Neugebauer group resume their proxy contest may lead to concern among potential tenants, existing and future financing counterparties and investors, vendors, contractors, employees, and other important stakeholders regarding the stability of our business, which may be exploited by our competitors, may inhibit potential customers and financing counterparties from transacting with us, may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners. These uncertainties may also negatively impact our ability to enter into additional definitive lease agreements with tenants.
•Proxy contests and related actions by activist investors such as the Neugebauer group could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
Our former President and Chief Executive Officer, Toby Neugebauer, is involved in additional litigation that could cause negative publicity or perception about us and could divert management’s attention, particularly if he is successful in gaining control of our Board of Directors.
•    In addition to the matters discussed above, our former President and Chief Executive Officer, Toby Neugebauer, is involved in additional legal proceedings that have garnered in the past, and may in the future garner, negative publicity. In light of Mr. Neugebauer’s efforts to take control of our Board of Directors and management, these legal proceedings could adversely affect our Company.
•    On January 4, 2023, creditors of Animo Services, LLC (“Animo”), an affiliate of GloriFi (defined below), involuntarily placed Animo in Chapter 7 of Title 11 of the United States Code (“Chapter 7”). On February 7, 2025, the Chapter 7 Trustee in Animo’s bankruptcy proceedings filed a series of adversary proceedings against Mr. Neugebauer, and his related entities, alleging a series of fraudulent transfers and breaches of fiduciary duties (such proceedings, collectively with the ongoing bankruptcy proceedings, the “Animo Proceedings”).
•    On February 8, 2023, With Purpose, Inc. (d/b/a GloriFi) (“GloriFi”) filed for bankruptcy protection in the U.S. Bankruptcy Court for the Northern District of Texas under Chapter 7. On February 7, 2025, the Chapter 7 Trustee in GloriFi’s bankruptcy proceedings filed a series of adversary proceedings against Mr. Neugebauer, and his related entities, alleging a series of fraudulent transfers and breaches of fiduciary duties (such proceedings, collectively with the ongoing bankruptcy proceedings, the “GloriFi Bankruptcy Proceedings”).
•    Similarly, on March 3, 2023, a group of GloriFi investors also filed a lawsuit in the 191st Judicial District of the District Court of Dallas County, Texas, against Mr. Neugebauer, and related entities, alleging (i) fraudulent inducement, (ii) negligent misrepresentation, (iii) breach of fiduciary duty, (iv) unjust enrichment, and (v) exemplary damages (such proceedings, the “GloriFi State Court Proceedings”).
•    On May 16, 2024, and on May 17, 2024, Mr. Neugebauer, and related entities, also filed lawsuits in the District of Georgia and District of Delaware, respectively, against certain GloriFi investors alleging, among other things, investor violations under the Racketeer Influenced and Corrupt Organizations Act (RICO) as it relates to GloriFi (such proceedings, the “RICO Proceedings,” and together with the Animo Proceedings, the GloriFi Bankruptcy Proceedings, and the GloriFi State Court Proceedings, the “Animo/GloriFi Proceedings”). The RICO Proceedings have been temporarily stayed in connection with the GloriFi Bankruptcy Proceedings but may be resumed.
•    If Mr. Neugebauer is successful in gaining control of our Board of Directors through his attempted proxy contest, the Animo/GloriFi Proceedings may attract negative press coverage and other forms of negative attention to the Company.
The changing regulatory environment with respect to data centers in Texas could cause delays in, increase the costs of, or otherwise adversely affect our development of data centers and power generation infrastructure at Project Matador.
The political and regulatory environment for data centers in Texas has been evolving and is subject to changes at the state and local levels that could cause delays in, increase the cost of, or otherwise adversely affect our development plans for Project Matador. For example, on June 20, 2025, Texas Senate Bill 6 (“SB6”) was enacted into law, increasing the regulatory oversight of large electric loads such as data centers operating within the Electric Reliability Council of Texas (“ERCOT”) grid. The law equips grid operators and the Public Utility Commission of Texas (“PUCT”) with new tools to protect grid reliability and curb infrastructure strain driven by large industrial power demands. On March 12, 2026, the PUCT published a proposed rule in Docket No. 58481 implementing SB6 for notice and comment. In its current form, the proposed rule would apply to any party seeking a new interconnection of 75 MW or more (including additional loads of 75 MW or more on an existing connection), and would obligate such parties to undergo a multi-step interconnection process during which such parties must, among other things, (i) pay a non-refundable interconnection fee of $50,000/MW, (ii) pay interconnection study fees, (iii) post financial security of $50,000/MW for an interconnection study fee (which fees would be substantially forfeited in the event a project was aborted), and (iv) pay financial penalties for load ramp delays. In addition, on July 9, 2026, the PUCT approved the adoption of Nodal Operating Guide Revision Request (“NOGRR”) 282, and related Nodal Protocol Revision Request (“NPRR”) 1308, which establish new “Large Electronic Load” reliability standards applicable to certain large computational loads, including hyperscale data centers and similar facilities with aggregate peak demand of 75 MW or greater where a substantial portion of the load consists of power-electronic-based computational equipment. Additionally, on August 3, 2026, Texas Governor Greg Abbott directed the PUCT and ERCOT to conduct an audit of all data centers advancing through ERCOT’s interconnection process. While Fermi resides in the Southwest Power Pool and not in ERCOT and largely relies on behind-the-meter power, measures like SB6, NOGRR 282, and NPRR 1308 are evidence of a changing, and more restrictive, regulatory regime in Texas with respect to the data center industry. We can give no assurance that state and local government officials in Texas will not pass additional legislation or issue additional directives that may affect Project Matador. To the extent additional restrictive measures are placed on the Company or its business, our results of operations may be materially and adversely affected.

Risks Related to Our Common Stock
Future issuances of our common stock will dilute the percentage interests of current shareholders and may reduce the value per share and market price of our common stock.
Under certain circumstances, our Board of Directors has the authority to authorize the offer and sale of additional securities without the vote of or notice to existing shareholders. We may issue equity in the future in connection with capital formation, acquisitions, strategic transactions, or for other purposes. Based on the need for additional capital to fund expected growth, it is likely that we will issue additional securities to provide such capital and that such additional issuances may involve a significant number of shares of our common stock. We are engaged in preliminary discussions regarding transactions that may result in the issuance of capital stock of the Company in material amounts. Issuance of additional securities in the future, including any shares of our common stock issued upon conversion of the Notes, would dilute the percentage interest of existing shareholders and may reduce the value per share and market price of our common stock and any other outstanding securities. Furthermore, the sale of a significant amount of our common stock by any selling security holders may depress the price of our common stock. As a result, you may lose all or a portion of your investment.
Risks Related to Our Business and Industry — Financing and Debt Obligations
Our newly incurred equipment financing obligations contain restrictive covenants, collateral coverage requirements, and tenant execution conditions that, if not satisfied, could result in events of default, mandatory prepayments, or acceleration of our debt.
Since December 31, 2025, we have incurred substantial additional indebtedness to finance equipment for Project Matador. As of June 30, 2026, we had the following financing facilities and amounts outstanding under each: (i) a $500.0 million Turbine Warehouse Equipment Financing facility, of which $444.9 million had been drawn; (ii) the Keystone Master Loan Agreement providing for equipment-backed advances of up to $120.0 million in aggregate principal, with the potential to increase by an additional $100.0 million subject to lender approval, of which $77.3 million had been drawn; (iii) a $165.0 million Turbine Warehouse II Equipment Financing facility to fund the purchase of six Siemens Energy SGT-800 industrial gas turbines, of which $14.7 million had been drawn; and (iv) an undrawn Promissory Note with a committed principal amount of $156.3 million (reduced to a maximum of $78.1 million). On July 14, 2026, we issued $431.3 million aggregate principal amount of 5.00% convertible senior notes due 2031, including $56.3 million aggregate principal amount of Notes issued upon the exercise in full by the initial purchasers of their option to purchase additional Notes. Net proceeds from the Offering were approximately $416.8 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses.
These facilities contain numerous restrictive covenants and conditions, including: (a) under the Turbine Warehouse Equipment Financing, loan-to-value requirements whereby an event of default will occur if the LTV ratio exceeds the applicable target for more than thirty consecutive days following an updated appraisal reflecting a value more than 2% below the initial appraisal; (b) under the High Voltage Equipment Financing, a minimum liquidity covenant requiring us to maintain at least $20.0 million in liquidity until the facility is repaid or a qualifying customer agreement is executed, and a mandatory prepayment requirement if the Keystone Agent has not received an approved customer agreement by December 31, 2026; (c) under the Turbine Warehouse II Equipment Financing, an exit fee obligation and restrictions on asset dispositions; and (d) under the Promissory Note, mandatory monthly amortization payments beginning thirty days after the first advance, with at least $10.0 million of each payment to be satisfied in shares of common stock.
Our ability to comply with these covenants is subject to uncertainty, particularly given the early stage of our development, the absence of signed definitive tenant agreements as of the date of this filing (other than the TensorWave Lease, which remains subject to conditions to commencement), and leadership transition risk. A breach of any covenant or failure to satisfy any condition could trigger an event of default, acceleration of the applicable debt obligation, and potential cross-default under our other financing arrangements, any of which would have a material adverse effect on our business, financial condition, liquidity, and results of operations.
Risks Related to Our Convertible Notes
In July 2026, we issued $431.3 million aggregate principal amount of the Notes in the Offering, including $56.3 million aggregate principal amount of Notes issued upon the exercise in full by the initial purchasers of their option to purchase additional Notes, and, in connection with the pricing of the Notes, we entered into the Capped Call Transactions with certain financial institutions (the “option counterparties”). See Note 9, Subsequent Events, to our unaudited condensed consolidated financial statements for additional information. The following risk factors relate to the Notes, the Offering, and the Capped Call Transactions.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. As of June 30, 2026, the Company had not generated any revenues, had incurred recurring losses from operations and negative cash flows from operating activities since inception, and had substantial near-term capital expenditure obligations under existing equipment purchase, construction, lease, and other project-related commitments, in addition to recurring operating expenses that must be funded. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
We may still incur substantially more debt or take other actions which would intensify the risks discussed above.
We and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We will not be restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt, or taking a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on our debt, including the Notes, when due.
We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
Holders of the Notes will have the right, subject to certain conditions, to require us to repurchase all or any portion of their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority, or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under the agreements governing the indebtedness of our subsidiaries and/or agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
Conversion of the Notes may dilute the ownership interest of our shareholders or may otherwise depress the price of our common stock.

The conversion of some or all of the Notes may dilute the ownership interests of our shareholders. Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
The accounting method for the Notes could adversely affect our reported financial condition and financial results.
The accounting method for reflecting the Notes on our consolidated balance sheet, accruing interest expense for the Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition. In August 2020, the Financial Accounting Standards Board published Accounting Standards Update 2020-06 (“ASU 2020-06”), which simplified certain of the accounting standards that apply to convertible notes. ASU 2020-06 eliminated the cash conversion and beneficial conversion feature models used to separately account for embedded conversion features as a component of equity. Instead, an entity accounts for convertible debt securities as a single unit of account, unless the conversion feature requires bifurcation and recognition as a derivative. Additionally, the guidance requires entities to use the “if-converted” method for all convertible instruments in the diluted earnings per share calculation and to include the effect of potential share settlement for instruments that may be settled in cash or shares.
In accordance with ASU 2020-06 and subject to our full accounting assessment with respect to the Notes, which is not complete as of the date of this Quarterly Report on Form 10-Q, we expect that the Notes will be reflected as a liability on our consolidated balance sheet, with the initial carrying amount equal to the principal amount of the Notes, net of issuance costs. Issuance costs are treated as a debt discount for accounting purposes, which are amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported income. In addition, we expect that the shares of common stock underlying the Notes will be reflected in our diluted earnings per share using the “if-converted” method for fiscal periods in which we report net income. Under that method, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share to the extent we are profitable in the future. We have not reached a final determination regarding the accounting treatment for the Notes, and the description above is preliminary. Accordingly, we may account for the Notes in a manner that is significantly different than described above.
Changes to applicable tax laws and regulations or exposure to additional tax liabilities could adversely affect our operating results and cash flows, which may reduce our cash available for servicing our debt obligations, including the Notes.
We are subject to various complex and evolving U.S. federal, state, and local tax laws. U.S. federal, state, and local tax laws, policies, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us, in each case, possibly with retroactive effect. Any significant variance in our interpretation of current tax laws or a successful challenge of one or more of our tax positions by the Internal Revenue Service (“IRS”) or other tax authorities could increase our future tax liabilities and adversely affect our operating results and cash flows, which may reduce our cash available for servicing our debt obligations, including the Notes.
The Capped Call Transactions may affect the value of the Notes and the market price of our common stock.
In connection with the pricing of the Notes, we entered into privately negotiated Capped Call Transactions with the option counterparties. The Capped Call Transactions initially cover, subject to customary adjustments substantially similar to those applicable to the Notes, the number of shares of our common stock initially underlying the Notes. The Capped Call Transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, upon any conversion of the Notes, with such reduction and/or offset subject to a cap. In connection with the initial purchasers’ exercise in full of their option to purchase additional Notes, we entered into additional Capped Call Transactions with the option counterparties.
In connection with establishing their initial hedges of the Capped Call Transactions, the option counterparties or their respective affiliates entered into or expect to enter into various derivative transactions with respect to our common stock and/or purchase shares of our common stock concurrently with or shortly after the pricing of the Notes. In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the Notes and prior to the maturity of the Notes. This activity could cause or avoid an increase or a decrease in the market price of our common stock or the Notes, which could affect the ability of noteholders to convert the Notes and, to the extent the activity occurs during any valuation period related to a conversion of Notes, it could affect the number of shares of common stock, if any, and the value of the consideration that noteholders will receive upon conversion of the Notes.
In addition, if any such Capped Call Transactions fail to become effective, the option counterparties or their respective affiliates may unwind their hedge positions with respect to our common stock, which could adversely affect the value of our common stock and the value of the Notes.
The potential effect, if any, of these transactions and activities on the market price of our common stock or the Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock and the value of the Notes.
The Capped Call Transactions are separate transactions, in each case entered into between us and the applicable option counterparty, are not part of the terms of the Notes and will not affect the holders’ rights under the Notes. As a holder of the Notes, you will not have any rights with respect to the Capped Call Transactions.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the Notes or the shares of our common stock. In addition, we do not make any representation that the option counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.
We are subject to counterparty risk with respect to the Capped Call Transactions.
The option counterparties are financial institutions, and we will be subject to the risk that one or more of the option counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the Capped Call Transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under the Capped Call Transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
The Notes are effectively subordinated to our future secured indebtedness and any liabilities of our subsidiaries.
The Notes are our general unsecured obligations and rank senior in right of payment to all of our future indebtedness that is expressly subordinated in right of payment to the Notes, equal in right of payment with all of our current and future liabilities that are not so subordinated, effectively junior to all of our current and future secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization, or other winding up, our assets that secure debt ranking senior or equal in right of payment to the Notes will be available to pay obligations on the Notes only after the secured debt has been repaid in full from these assets. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding. The indenture governing the Notes does not prohibit us from incurring additional senior debt or secured debt, nor does it prohibit any of our subsidiaries from incurring additional liabilities.
The Notes are our obligations only.
The Notes are our obligations exclusively and are not guaranteed by any of our subsidiaries. Our current and any future subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay amounts due with respect to the Notes or to make any funds available therefor, whether by dividends, loans, or other payments. Our right to receive any assets of any of our subsidiaries upon such subsidiary’s bankruptcy, liquidation, or reorganization, and, therefore, the right of the holders of the Notes to participate in those assets, will be subject to prior claims of creditors of the subsidiary, including trade creditors, and such subsidiary may not have sufficient assets remaining to make any payments to us as a stockholder or otherwise. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding. In addition, dividends, loans, or other distributions to us from such subsidiaries are subject to contractual and other restrictions and are subject to other business considerations.
Regulatory actions and other events may adversely affect the trading price and liquidity of the Notes.
We expect that many investors in, and potential purchasers of, the Notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the Notes. Investors would typically implement such a strategy by selling short the common stock underlying the Notes and dynamically adjusting their short position while continuing to hold the Notes. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock. We cannot assure holders that market conditions will permit investors to implement this type of strategy, whether on favorable pricing and other terms or at all. If market conditions do not permit investors to implement this type of strategy, whether on favorable pricing and other terms or at all, at any time while the Notes are outstanding, the trading price and liquidity of the Notes may be adversely affected.
The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the Notes to effect short sales of our common stock, borrow our common stock, or enter into swaps on our common stock could adversely affect the trading price and the liquidity of the Notes.
In addition, the number of shares of our common stock available for lending in connection with short sale transactions and the number of counterparties willing to enter into an equity swap on our common stock with a note investor may not be sufficient for the implementation of a convertible arbitrage strategy. These and other market events could make implementing a convertible arbitrage strategy prohibitively expensive or infeasible. We cannot assure holders that a sufficient number of shares of our common stock will be available to borrow on commercial terms, or at all. If holders of the Notes that seek to employ a convertible arbitrage strategy are unable to do so on commercial terms, or at all, then the trading price of, and the liquidity of the market for, the Notes may significantly decline.
Volatility in the market price and trading volume of our common stock could adversely impact the trading price of the Notes.
The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this section and elsewhere in this Quarterly Report on Form 10-Q or for reasons unrelated to our operations, many of which are beyond our control, such as reports by industry analysts, investor perceptions, or negative announcements by our customers, competitors, or suppliers regarding their own performance, as well as industry conditions and general financial, economic, and political instability. A decrease in the market price of our common stock would likely adversely impact the trading price of the Notes. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the trading price of the Notes.
An increase in market interest rates could result in a decrease in the value of the Notes.
In general, as market interest rates rise, notes bearing interest at a fixed rate generally decline in value because the premium, if any, over market interest rates will decline. Consequently, if market interest rates increase, the market value of the Notes may decline. We cannot predict the future level of market interest rates.
Redemption may adversely affect holders’ return on the Notes.
We may not redeem the Notes prior to July 20, 2029, other than pursuant to a cleanup redemption. We may redeem for cash all or any portion of the Notes (subject to the partial redemption limitation set forth in the indenture governing the Notes), at our option, on or after July 20, 2029, and prior to the 31st scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. In addition, we may redeem for cash all, but not less than all, of the Notes at any time in a cleanup redemption if the amount of the Notes that remains outstanding is less than 10% of the aggregate principal amount of the Notes initially issued under the indenture, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. As a result, we may choose to redeem some or all of the Notes, including at times when prevailing interest rates are relatively low. As a result, holders may not be able to reinvest the proceeds they receive from a redemption in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed. In addition, a redemption of less than all of the outstanding Notes will likely harm the liquidity of the market for the unredeemed Notes following the redemption, and holders of unredeemed Notes may be unable to sell their Notes at the times they desire or at favorable prices, if at all.
Future sales of our common stock or equity-linked securities in the public market could lower the market price for our common stock and adversely impact the trading price of the Notes.
In the future, we may sell additional shares of our common stock or equity-linked securities to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the settlement of outstanding equity awards, upon any issuance of shares under the Promissory Note and upon conversion of the Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of our common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the trading price of the Notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.
Holders of the Notes are not entitled to any rights with respect to our common stock, but they are subject to all changes made with respect to our common stock to the extent our conversion obligation includes shares of our common stock.
Holders of the Notes are not entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock) prior to the conversion date relating to such Notes (if we have elected to settle the relevant conversion by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share)) or the last trading day of the relevant observation period (if we elect to pay and deliver, as the case may be, a combination of cash and shares of our common stock in respect of the relevant conversion), but holders of the Notes are subject to all changes affecting our common stock. For example, if an amendment is proposed to our certificate of formation (the “Charter”) or our bylaws (the “Bylaws”) requiring shareholder approval and the record date for determining the shareholders of record entitled to vote on the amendment occurs prior to the conversion date related to a holder’s conversion of its Notes or the last trading day of the relevant observation period, as applicable, such holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our common stock.
The conditional conversion feature of the Notes could result in holders receiving less than the value of our common stock into which the Notes would otherwise be convertible.
Prior to the close of business on the business day immediately preceding April 15, 2031, holders may convert their Notes only if specified conditions are met. If the specific conditions for conversion are not met, holders will not be able to convert their Notes, and may not be able to receive the value of the cash, common stock, or a combination of cash and common stock, as applicable, into which the Notes would otherwise be convertible.
Upon conversion of the Notes, holders may receive less valuable consideration than expected because the value of our common stock may decline after the conversion right is exercised but before we settle our conversion obligation.
Under the Notes, a converting holder will be exposed to fluctuations in the value of our common stock during the period from the date such holder surrenders Notes for conversion until the date we settle our conversion obligation.
Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to satisfy our conversion obligation in cash or a combination of cash and shares of our common stock, the amount of consideration that holders will receive upon conversion of their Notes will be determined by reference to the volume-weighted average price of our common stock for each trading day in a 30 trading day observation period. If the price of our common stock decreases during this period, the amount and/or value of consideration holders receive will be adversely affected. In addition, if the market price of our common stock at the end of such period is below the average volume-weighted average price of our common stock during such period, the value of any shares of our common stock that holders receive in satisfaction of our conversion obligation will be less than the value used to determine the number of shares that they will receive.
If we elect to satisfy our conversion obligation solely in shares of our common stock upon conversion of the Notes, we will be required to deliver the shares of our common stock, together with cash for any fractional share, on the second business day following the relevant conversion date (subject to limited exceptions). Accordingly, if the price of our common stock decreases during this period, the value of the shares that holders receive will be adversely affected and would be less than the conversion value of the Notes on the conversion date.
The Notes are not protected by restrictive covenants.
The indenture governing the Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The indenture contains no covenants or other provisions to afford protection to holders of the Notes in the event of a fundamental change or other corporate transaction involving us except to the limited extent set forth in the indenture.
The increase in the conversion rate for Notes converted in connection with a make-whole fundamental change or a notice of redemption may not adequately compensate holders for any lost value of their Notes as a result of such transaction or redemption.
If a make-whole fundamental change occurs prior to the maturity date or if we deliver a notice of redemption, we will, under certain circumstances, increase the conversion rate by a number of additional shares of our common stock for Notes converted in connection with such make-whole fundamental change or Notes called (or deemed called) for redemption that are converted during the related redemption period. The increase in the conversion rate will be determined based on the date on which the make-whole fundamental change occurs or becomes effective, or the date we deliver the notice of redemption, as the case may be, and the price paid (or deemed to be paid) per share of our common stock in the make-whole fundamental change or determined with respect to the notice of redemption, as the case may be. The increase in the conversion rate for Notes converted in connection with a make-whole fundamental change or notice of redemption may not adequately compensate holders for any lost value of their Notes as a result of such transaction or redemption. Furthermore, if we call only a portion of the outstanding Notes for redemption, only those Notes called (or deemed called) for redemption will become convertible as a result of such call for redemption and only the conversion rate of Notes converted in connection with such notice of redemption will be increased. In addition, if the “stock price” (as defined in the indenture governing the Notes) is greater than $60.00 per share or less than $7.32 per share (in each case, subject to adjustment), no additional shares will be added to the conversion rate. Moreover, in no event will the conversion rate per $1,000 principal amount of Notes as a result of this adjustment exceed 136.6120 shares of common stock, subject to adjustment in the same manner as the conversion rate.
Our obligation to increase the conversion rate for Notes converted in connection with a make-whole fundamental change or Notes called (or deemed called) for redemption that are converted during the related redemption period could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness and equitable remedies.
The conversion rate of the Notes may not be adjusted for all dilutive events.
The conversion rate of the Notes is subject to adjustment for certain events, including, but not limited to, the issuance of certain stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends, and certain issuer tender or exchange offers. However, the conversion rate will not be adjusted for other events, such as a third-party tender or exchange offer or an issuance of common stock for cash, that may adversely affect the trading price of the Notes or our common stock. An event that adversely affects the value of the Notes may occur, and that event may not result in an adjustment to the conversion rate.
Some significant restructuring transactions may not constitute a fundamental change, in which case we would not be obligated to offer to repurchase the Notes.
Upon the occurrence of a fundamental change, holders have the right to require us to repurchase all or any portion of their Notes. However, the fundamental change provisions will not afford protection to holders of the Notes in the event of other transactions that could adversely affect the Notes. For example, transactions such as leveraged recapitalizations, refinancings, restructurings, or acquisitions initiated by us may not constitute a fundamental change requiring us to offer to repurchase the Notes. In the event of any such transaction, the holders would not have the right to require us to repurchase the Notes, even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the holders of the Notes.
Certain provisions in the indenture governing the Notes may delay or prevent an otherwise beneficial takeover attempt of us.
Certain provisions in the indenture governing the Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the Notes requires us, except in limited circumstances, to repurchase the Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.
We have not registered, and are not required to register, the Notes or the common stock issuable upon conversion of the Notes, if any, which will limit holders’ ability to resell them.
The Notes and the shares of common stock issuable upon conversion of the Notes, if any, have not been, and are not required to be, registered under the Securities Act or any state securities laws. Unless the Notes and the shares of common stock issuable upon conversion of the Notes, if any, have been registered, the Notes and such shares may not be transferred or resold except in a transaction exempt from or not subject to the registration requirements of the Securities Act and applicable state securities laws. We do not intend to file a U.S. registration statement or a prospectus qualifying the resale of the Notes and the common stock, if any, into which the Notes are convertible, and the holders of the Notes are not entitled to require us to register or qualify the Notes or the common stock for resale or otherwise.
We cannot assure holders that an active trading market will develop for the Notes.
Prior to the Offering, there was no trading market for the Notes, and we do not intend to apply to list the Notes on any securities exchange or to arrange for quotation on any automated dealer quotation system. We have been informed by the initial purchasers that they intend to make a market in the Notes, but the initial purchasers are not obligated to do so and may cease their market-making at any time without notice. In addition, the liquidity of the trading market in the Notes, and the market price quoted for the Notes, may be adversely affected by, among other things, changes in the overall market for this type of security and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. As a result, we cannot assure holders that an active trading market will develop for the Notes. Even if an active trading market for the Notes does develop, there is no guarantee that it will continue. Historically, the market for non-investment grade debt has been subject to severe disruptions that have caused substantial volatility in the prices of securities that are similar to the Notes. The market, if any, for the Notes may experience similar disruptions, and any such disruptions may adversely affect the liquidity in that market or the prices at which holders may sell their Notes.
Any adverse rating of the Notes may cause their trading price to fall.
We do not intend to seek a rating on the Notes. However, if a rating service were to rate the Notes and if such rating service were to lower its rating on the Notes below the rating initially assigned to the Notes or otherwise announces its intention to put the Notes on credit watch, the trading price of the Notes could decline.
Holders may be subject to tax if we make or fail to make certain adjustments to the conversion rate of the Notes even though holders do not receive a corresponding cash payment.
The conversion rate of the Notes is subject to adjustment in certain circumstances, including the payment of certain cash dividends and in connection with a conversion upon a make-whole fundamental change or notice of redemption. Adjustments (or failures to adjust or to adjust adequately) that have the effect of increasing the proportionate interest of a holder of the Notes in our assets or earnings and profits may, in some circumstances, result in a deemed distribution to such holder for U.S. federal income tax purposes even though no cash is received. Adjustments to the conversion rate made pursuant to a bona fide, reasonable adjustment formula that has the effect of preventing the dilution of the interest of the holders of the Notes, however, will generally not be considered to result in a deemed distribution. In addition, if we do not adjust (or adjust adequately) the conversion rate after an event that increases a holder’s proportionate interest in us, the holder could be treated as having received a deemed taxable dividend. If a holder is subject to backup withholding, or is a non-U.S. holder subject to U.S. federal withholding tax, such withholding may be withheld from or set off against subsequent payments on the Notes or our common stock owned by such holder or from any proceeds of any subsequent sale, exchange, or other disposition of such Notes or such common stock or other funds or assets held by such holder. The

IRS has issued proposed regulations addressing the amount and timing of deemed distributions, obligations of withholding agents, and filing and notice obligations of issuers, which, if adopted, could affect the U.S. federal income tax treatment of a holder of the Notes deemed to receive such a distribution.
Non-U.S. holders may be subject to U.S. federal income or withholding tax because we are considered to be a United States real property holding corporation.
We believe that we are, and expect to remain for the foreseeable future, a “United States real property holding corporation” for U.S. federal income tax purposes. As a result, non-U.S. holders whose ownership of the Notes or our common stock exceeds certain levels will be subject to U.S. federal income tax and may be subject to U.S. federal withholding tax in respect of payments in connection with a sale, exchange, redemption, conversion, or other taxable disposition of the Notes or our common stock. Non-U.S. holders are urged to consult their tax advisors with respect to the U.S. federal income tax consequences of acquiring, owning, converting, and disposing of the Notes or owning and disposing of our common stock.
Ownership limitations in our Charter may impair the ability of holders to convert Notes into our common stock.
In order to assist us in qualifying and maintaining our qualification as a REIT for U.S. federal income tax purposes, our Charter prohibits, among other prohibitions, any person or entity, other than an “excepted holder,” as defined below, from actually or constructively owning more than 2.5% in value or in number, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock (the “ownership limit”). As a result, notwithstanding any other provision of the Notes, no holder of the Notes, other than an “excepted holder,” will be entitled to receive common stock following conversion of such Notes to the extent that receipt of such common stock would cause such holder (after application of certain constructive ownership rules) to exceed the ownership limit or violate any other restriction on the ownership and transfer of our common stock as provided in our Charter. Our Board of Directors, in its sole discretion, may waive, prospectively or retroactively, the ownership limit with respect to a particular person or entity (such person or entity, an “excepted holder,” and such increased ownership limit, an “excepted holder limit”); provided that the Board of Directors will not grant any such excepted holder limit if it would cause us to fail to qualify as a REIT under the Code. If any delivery of our common stock owed to a holder upon conversion of the Notes is not made, in whole or in part, as a result of the limitations described above, our obligation to make such delivery shall not be extinguished, and we shall deliver such common stock as promptly as practicable after any such converting holder gives notice to us that such delivery would not result in it being the beneficial or constructive owner of common stock in excess of the ownership limit or applicable excepted holder limit or violate any other restriction on ownership and transfer of our common stock set forth in our Charter.
Because the Notes were initially issued in book-entry form, holders must rely on DTC’s procedures to receive communications relating to the Notes and exercise their rights and remedies.
The Notes were initially issued in the form of one or more global notes registered in the name of Cede & Co., as nominee of The Depository Trust Company (“DTC”). Beneficial interests in global notes are shown on, and transfers of global notes are effected only through, the records maintained by DTC. Except in limited circumstances, we will not issue certificated notes. Accordingly, a holder of a beneficial interest in a global note is not considered an owner or holder of the Notes; instead, DTC or its nominee is the sole holder of the global notes. Unlike persons who have certificated notes registered in their names, owners of beneficial interests in global notes do not have the direct right to act on our solicitations for consents or requests for waivers or other actions from holders. Instead, those beneficial owners are permitted to act only to the extent that they have received appropriate proxies to do so from DTC or, if applicable, a DTC participant. The applicable procedures for the granting of these proxies may not be sufficient to enable owners of beneficial interests in global notes to vote on any requested actions on a timely basis. In addition, notices and other communications relating to the Notes will be sent to DTC, and we expect DTC to forward any such communications to DTC participants, which in turn would forward such communications to indirect DTC participants, but we can make no assurances that holders will timely receive any such communications.
The market price of our common stock may be volatile and could affect the price at which holders can sell any common stock received upon conversion of the Notes.
Fluctuations in the price of our common stock could affect the price at which holders can sell any shares of common stock received upon conversion of the Notes. The market price of our common stock has been highly volatile, and it is likely that such price will continue to be volatile in the future. For example, since our first day of trading following our IPO on October 1, 2025, our common stock has traded as high as $36.99 per share and as low as $4.47 per share. The market price of our common stock could be subject to wide fluctuations in response to various factors, including due to the risks described in this section and elsewhere in this Quarterly Report on Form 10-Q or for reasons unrelated to our operations, some of which are beyond our control. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance, and our common stock may trade at prices significantly below current levels. The realization of any of these risks could have a dramatic and material adverse impact on the market price of our common stock.
We have broad discretion in the use of the net proceeds of the Offering and may not use them in a manner that increases the value of an investment in our securities.
We used approximately $34.5 million of the net proceeds from the Offering to pay the cost of the Capped Call Transactions and intend to use the remainder of the net proceeds for general corporate purposes, including, but not limited to, funding our expected capital expenditures with respect to Project Matador, our continuing operations, our procurement and installation of equipment, our power generation milestone payments, and our pipeline development projects. We have not determined the specific allocation of the net proceeds among these potential general corporate uses. Our management has broad discretion over the use and investment of the net proceeds of the Offering and our cash resources generally, and, accordingly, investors will need to rely upon the judgment of our management with respect to the use of proceeds, with only limited information concerning our specific intentions. These proceeds and our cash resources generally could be applied in ways that do not improve our operating results or increase the value of an investment in our securities.
Risks Related to REIT Qualification
We previously stated that we intended to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2025; however, we have determined to defer our REIT election. Accordingly, our current expectation is that we will be taxable as a C corporation for U.S. federal income tax purposes at least through our taxable year ending December 31, 2026. It is possible that we may seek to qualify and elect to be taxable as a REIT for U.S. federal income tax purposes in the future, but the timing of any such election has not been determined, and it is possible that we will never make a REIT election. These determinations are described in Note 2, Significant Accounting Policies — Income Taxes, to our unaudited condensed consolidated financial statements. The risk factors under “Risks Related to REIT Qualification” in Part I, Item 1A of the Annual Report should be read accordingly, and the following risk factors supersede and replace the corresponding risk factors disclosed in the Annual Report.
We were taxable as a C corporation for our short taxable year ended December 31, 2025, and we expect to be taxable as a C corporation for our taxable year ending December 31, 2026. The timing of any future REIT election has not been determined, and it is possible that we will never make a REIT election.
We previously stated that we intended to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2025; however, we have determined to defer our REIT election. Accordingly, our current expectation is that we will be taxable as a C corporation for U.S. federal income tax purposes at least through our taxable year ending December 31, 2026. It is possible that we may seek to qualify and elect to be taxable as a REIT for U.S. federal income tax purposes in the future, but the timing of any such election has not been determined, and it is possible that we will never make a REIT election.
There are implementation and operational complexities associated with operating as a REIT, and if we decide to make a REIT election, we cannot assure you that we will qualify or remain qualified as a REIT. Our qualification and taxation as a REIT will depend upon our ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the U.S. federal income tax laws. Accordingly, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.
During any period in which we do not have an election in place to be taxed as a REIT, we will be subject to U.S. federal income tax on our net taxable income as a C corporation without reduction for the dividends paid deduction available to REITs, and we generally will not be required to distribute any of our net taxable income to our shareholders. We can provide no assurance that any election to be taxed as a REIT will be made for any particular taxable year or at all.
In order to preserve our ability to elect to be taxed as a REIT, our Charter limits the number of shares a person may own, which may discourage a takeover that could result in a premium price for our common stock or otherwise benefit our shareholders.
Our Charter authorizes our Board of Directors to take such actions as are necessary and desirable to preserve our qualification as a REIT for U.S. federal income tax purposes. Unless exempted by our Board of Directors, no person may actually or constructively own more than 2.5% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock, which may inhibit large investors from desiring to purchase our stock. This restriction may have the effect of delaying, deferring, or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for our common stock or otherwise be in the best interest of our shareholders. In addition, no holder of Notes will be entitled to receive common stock following conversion of such Notes to the extent that receipt of such common stock would cause such holder (after application of certain constructive ownership rules) to exceed the ownership limit or violate any other restriction on the ownership and transfer of our common stock as provided in our Charter. Any purported delivery of common stock upon conversion of Notes will be void and have no effect to the extent (but only to the extent) that such delivery would result in a violation of the restrictions on ownership and transfer of our common stock set forth in our Charter.
The current ownership of our capital stock may prevent us from electing to be taxed as a REIT, increase the cost of electing and qualifying as a REIT, or adversely affect the price of our common stock.
We would be “closely held” within the meaning of Section 856(h) of the Code, if the rule prohibiting capital stock of the REIT from being “closely held” applied to a REIT’s first taxable year. In order for us to ensure we will not be deemed “closely held,” during the month of June of our second REIT taxable year, we will have the right to redeem any or all shares of capital stock of certain individuals named in our Charter, at a redemption price equal to the fair market value of such capital stock (as determined by an independent valuation firm selected by our Board of Directors and approved by the holders of such capital stock), plus any declared and unpaid dividends or other distributions to, but excluding, the date fixed for redemption. We may not have funds available to effectuate any such redemptions, and we may have to sell assets or borrow money in adverse market conditions to obtain sufficient funds for the redemptions. Alternatively, shareholders subject to this provision may choose to dispose of all or a portion of their capital stock in market transactions. Such events could adversely affect the price of our common stock and our ability to operate our business. If we elect to be taxed as a REIT and we are unable to comply with the requirement that we not be “closely held” within the meaning of Section 856(h) of the Code as of the second half of our second REIT taxable year, we would fail to qualify as a REIT.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On May 25, 2026, the Company issued 20,161 shares of common stock to Ocean Wall Limited, a corporate advisory service provider, in settlement of certain advisory fees under a corporate advisory agreement dated January 17, 2026. On June 29, 2026, the Company issued 11,555 shares of common stock to Coulson Partners Limited, a corporate marketing provider, in settlement of certain advisory fees under an advisory agreement dated September 1, 2025.
The shares issued to Ocean Wall Limited were issued in reliance on the exemption from registration provided by Regulation S under the Securities Act, as an offshore transaction with a person that is not a U.S. person. The shares issued to Coulson Partners Limited were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. Coulson Partners Limited represented in its advisory agreement that it was an “accredited investor,” as defined in Rule 501(a) of Regulation D under the Securities Act. The shares are subject to transfer restrictions, and the book-entry records evidencing the shares contain an appropriate legend stating that such shares have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. No underwriters were involved in the foregoing issuances, and no underwriting discounts or commissions were paid.
Use of Proceeds
On September 30, 2025, our registration statement on Form S-11 was declared effective by the SEC. On October 2, 2025, in connection with its IPO, in which the Company issued and sold 32,500,000 shares of its common stock at a public offering price of $21.00 per share, the Company received net proceeds of $648.4 million after deducting the underwriting discounts and commissions, and before deducting deferred offering costs of $14.2 million. On October 2, 2025, concurrently with the closing of the IPO, the underwriters exercised their over-allotment option and purchased from the Company an additional 4,875,000 shares of common stock at the IPO price, which resulted in net proceeds to the Company of $97.2 million after deducting the underwriting discounts and commissions. The total net proceeds from the IPO were $745.6 million. There has been no material change in the expected use of the net proceeds from our IPO as described in our prospectus dated September 30, 2025, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
This item is not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).
Amended and Restated Bylaws
On August 11, 2026, the Board approved the Amended and Restated Bylaws of the Company (the “Amended Bylaws”), effective as of such date. The principal changes effected by the Amended Bylaws are as follows:
•Majority Voting Standard for Director Elections. The Amended Bylaws changed the voting standard for the election of directors from a plurality of the votes cast by holders of shares present in person or represented by proxy to the affirmative vote of holders of a majority of the outstanding shares entitled to vote in an election of directors.
•Collective Proceedings Limitation. The Amended Bylaws added a new Article X, which provides that proceedings subject to resolution under the Bylaws or the Company’s Certificate of Formation must be brought only as an individual action or derivative proceeding, and, to the fullest extent permitted by law, may not be brought as a class action, mass action, or other form of collective action, and may not be consolidated or joined consistent with the Texas Rules of Civil Procedure; provided that the Company at its sole option may elect to seek consolidation or joinder of matters.
The foregoing description of the Amended Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Bylaws, a copy of which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Board Reclassification
On August 11, 2026, in order to comply with the Company’s Bylaws, the Board reclassified Mr. Jeffrey S. Stein as a Class I director and Mr. Lee McIntire as a Class III director.

Item 6. Exhibits
The following exhibits are incorporated herein by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):
Exhibit Index

Exhibit Number	Exhibit Description
3.1
Certificate of Formation of Fermi Inc. (as amended through October 1, 2025) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 3, 2025).

3.2*	Amended and Restated Bylaws of Fermi Inc., dated as of August 11, 2026.
4.1
Indenture, dated July 14, 2026, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 15, 2026).

4.2
Form of 5.00% Convertible Senior Note due 2031 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 15, 2026).

10.1	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 15, 2026).
10.2†
Employment Agreement, dated as of July 20, 2026, between Fermi Inc. and George Wentz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2026).

10.3†
Employment Agreement, dated as of July 20, 2026, between Fermi Inc. and Anna Bofa (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2026).

10.4†
Employment Agreement, dated as of July 20, 2026, between Fermi Inc. and Jacobo Ortiz (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2026).

10.5†
Employment Agreement, dated as of July 20, 2026, between Fermi Inc. and Robert L. Masson (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2026).

10.6†
Form of Restricted Stock Unit Award Agreement under the Company’s 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2026).

10.7†
Form of Performance Restricted Stock Unit Award Agreement under the Company’s 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2026).

10.8
Form of Indemnification Agreement between Fermi Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2026).

10.9†
Employment Agreement between Lee McIntire and the Company, dated August 11, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 14, 2026).

10.10†
Form of Restricted Stock Unit Award Agreement between Lee McIntire and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 14, 2026).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

FERMI INC.

Date: August 14, 2026	By:	/s/ Lee McIntire
Lee McIntire
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert L. Masson
Robert L. Masson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)