Form 10-Q
period 2026-09-30
Fermi Inc.
filed 2026-11-12
CIK 2071778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ______ to ______
Commission file number 001-42888
___________________________________________
Fermi Inc.
(Exact name of registrant as specified in its charter)
___________________________________________

Texas	33-3560468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1845 Woodall Rodgers Freeway, Suite 1100 Dallas, TX	75201
(Address of Principal Executive Offices)	(Zip Code)
(214) 894-7855
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	FRMI	The Nasdaq Stock Market LLC
Common Stock, $0.001 par value	FRMI	The London Stock Exchange

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
Yes ☐ No ☒

As of November 5, 2026, there were 646,953,440 shares of common stock, par value of $0.001 per share, outstanding.

FERMI INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2026

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
As a result of the Corporate Conversion, Fermi Inc. succeeded to all of the property and assets of Fermi LLC and succeeded to all debts and obligations of Fermi LLC. Fermi Inc. is governed by a certificate of formation filed with the Texas Secretary of State and bylaws adopted by its board of directors. The consolidated financial statements and notes give effect to the Corporate Conversion on a prospective basis as of the conversion date.

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
•our ability to enter into definitive lease agreements with tenants at Project Matador on acceptable terms or at all;
•the anticipated revenues to be generated under any potential lease, anticipated construction, delivery, and operation of the data center, the expected timing and satisfaction of the closing conditions of any lease, the completion of any project-level financing, and the potential exercise of any expansion options;
•our ability to receive the notice to proceed under our ground lease with Texas Tech University System by December 31, 2026, or to obtain an extension of that deadline, and its right to terminate the lease if we do not;
•our limited operating history in developing and operating power and AI infrastructure, which may make it difficult to evaluate our business prospects and the risks and challenges we may encounter;
•our ability to access adequate project financing, commercial borrowings, and debt and equity capital markets to fund our significant anticipated capital expenditures;
•our ability to construct, operate, and maintain power generation facilities on schedule and at anticipated costs, each of which may be impacted by supply chain disruptions, including the impact on labor availability, raw materials and input commodity costs and availability, and manufacturing and transportation;
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
•our ability to obtain and renew leases with our tenants on terms favorable to us, and to manage our growth, business, financial results, and results of operations;
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
•the leadership transition during 2026, including the termination of our former Chief Executive Officer, Toby Neugebauer, the resignation of our former Chief Financial Officer, Miles Everson, and the appointment of our new Chief Executive Officer, Chief Financial Officer, and other senior officers, could delay our ability to execute on certain aspects of our business strategy;
•the actions of our former Chief Executive Officer, Toby Neugebauer, and related persons to initiate a proxy contest in an effort to take control of our Board of Directors, and to bring or threaten lawsuits against the Company and its directors and officers, have caused and may continue to cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business;
•changes in, or the failure or inability to comply with, local, state, federal, and applicable international laws and regulations, including those related to taxation, real estate and zoning laws, and increases in real property tax rates; and
•the impact of any financial, accounting, legal, or regulatory issues or litigation that may affect us.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Fermi Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts and share numbers)
(unaudited)

	As of September 30, 2026	As of December 31, 2025
Assets
Property, plant, and equipment, net	$1,669,639	$935,295
Cash and cash equivalents	286,327	408,529
Restricted cash	29,190	—
Prepaid expenses and other assets	71,053	47,753
Operating lease right-of-use assets	44,876	21,737
Total assets	$2,101,085	$1,413,314
Liabilities and stockholders’ equity
Debt, net	$958,353	$109,799
Accounts payable and accrued liabilities	126,728	176,572
Operating lease liabilities	57,544	21,320
Other liabilities	—	9,751
Total liabilities	1,142,625	317,442
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.001 par value; 2,400,000,000 shares authorized, 646,138,173 and 629,839,790 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	646	628
Preferred stock, $0.001 par value; 10,000,000 shares authorized, and no shares issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	1,447,111	1,228,443
Accumulated deficit	(489,297)	(133,199)
Total stockholders’ equity	958,460	1,095,872
Total liabilities and stockholders’ equity	$2,101,085	$1,413,314
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fermi Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share numbers)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30, 2026	For the period from January 10, 2025 (Inception) through September 30, 2025
	2026	2025
Expenses:
General and administrative	$142,161	$37,776	$335,164	$43,463
Total expenses	142,161	37,776	335,164	43,463
Loss from operations	(142,161)	(37,776)	(335,164)	(43,463)
Other income (expense):
Interest income (expense)	2,207	12	5,509	(669)
Other income (expense), net	(1,645)	(309,048)	(26,443)	(309,048)
Total other income (expense)	562	(309,036)	(20,934)	(309,717)
Net loss	$(141,599)	$(346,812)	$(356,098)	$(353,180)
Net loss per share – basic and diluted	$(0.22)	$(0.84)	$(0.56)	$(0.95)
Weighted average shares outstanding – basic and diluted	642,652,819	466,493,415	636,652,949	416,237,306
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fermi Inc.
Condensed Consolidated Statements of Stockholders’/Members’ Equity
(in thousands, except unit and share numbers)
(unaudited)

Nine Months Ended September 30, 2026

	Members’ Equity — Class A		Members’ Equity — Class B		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Units	Amount	Units	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2025	—	$—	—	$—	629,839,790	$628	$1,228,443	$(133,199)	$1,095,872
Share-based compensation (Note 7)	—	—	—	—	—	—	165,098	—	165,098
Net loss	—	—	—	—	—	—	—	(188,693)	(188,693)
Balance, March 31, 2026	—	$—	—	$—	629,839,790	$628	$1,393,541	$(321,892)	$1,072,277
Share-based compensation (Note 7)	—	—	—	—	8,243,569	10	(15,267)	—	(15,257)
Other equity activity	—	—	—	—	31,716	—	443	—	443
Net loss	—	—	—	—	—	—	—	(25,806)	(25,806)
Balance, June 30, 2026	—	$—	—	$—	638,115,075	$638	$1,378,717	$(347,698)	$1,031,657
Share-based compensation (Note 7)	—	—	—	—	1,125,369	1	65,749	—	65,750
Issuance of common stock for services (Notes 5 and 7)	—	—	—	—	6,897,729	7	37,392	—	37,399
Purchase of capped call options	—	—	—	—	—	—	(34,747)	—	(34,747)
Net loss	—	—	—	—	—	—	—	(141,599)	(141,599)
Balance, September 30, 2026	—	$—	—	$—	646,138,173	$646	$1,447,111	$(489,297)	$958,460
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fermi Inc.
Condensed Consolidated Statements of Stockholders’/Members’ Equity
(in thousands, except unit and share numbers)
(unaudited)

For the period from January 10, 2025 (Inception) through September 30, 2025

	Members’ Equity — Class A		Members’ Equity — Class B		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’/ Members’
	Units	Amount	Units	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 10, 2025 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—
Capital contributions, net of deferred offering costs	367,312,500	498	—	—	—	—	—	—	498
Net loss	—	(78)	—	—	—	—	—	—	(78)
Balance, March 31, 2025	367,312,500	$420	—	$—	—	$—	$—	$—	$420
Capital contributions, net of deferred offering costs	(8,050,950)	349	58,764,263	130	—	—	—	—	479
Share-based compensation — related party	—	3,616	—	—	—	—	—	—	3,616
Net loss	—	(6,079)	—	(211)	—	—	—	—	(6,290)
Balance, June 30, 2025	359,261,550	$(1,694)	58,764,263	$(81)	—	$—	$—	$—	$(1,775)
Share-based compensation	4,500,000	23,304	—	1,509	—	—	—	—	24,813
Share-based charitable contribution expense, including repurchase of unvested Class B Units and subsequent reissuance upon donation	—	—	7,875,000	173,777	—	—	—	—	173,777
Vesting of Class B Units	—	—	19,202,719	43	—	—	—	—	43
Series Seed, A and B Conversion	117,787,762	282,176	—	—	—	—	—	—	282,176
Induced conversion of Series A and Series B Convertible Notes	—	23,674	—	—	—	—	—	—	23,674
Issuance of the Preferred Units and effect of the conversion of Preferred Units	—	37,869	—	—	7,586,546	8	108,700	—	146,577
Effect of the Corporate Conversion	(481,549,312)	(44,519)	(85,841,982)	(149,246)	567,391,294	567	193,198	—	—
Net loss	—	(320,810)	—	(26,002)	—	—	—	—	(346,812)
Balance, September 30, 2025	—	$—	—	$—	574,977,840	$575	$301,898	$—	$302,473
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fermi Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2026	For the period from January 10, 2025 (Inception) through September 30, 2025
Cash flows used in operating activities:
Net loss	$(356,098)	$(353,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	184,475	24,814
Share-based compensation expense, related party	—	3,616
Share-based payments for professional services	21,988	—
Share-based charitable contribution expense	—	173,784
Loss on extinguishment of debt	24,753	—
Change in fair value as a result of fair value remeasurements	—	111,590
Series A and Series B Convertible Notes inducement expense	—	23,674
Write-off of previously capitalized construction in progress	6,918	—
Other	6,858	680
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	15,345	10,799
Prepaid expenses and other assets	(14,793)	(4,068)
Net cash used in operating activities	$(110,554)	$(8,291)
Cash flows used in investing activities:
Investments in property, plant, and equipment	(759,549)	(96,321)
Net cash used in investing activities	$(759,549)	$(96,321)
Cash flows from financing activities:
Proceeds from issuance of debt, net of discount	979,799	201,624
Repayment of Macquarie Term Loan	(144,294)	—
Principal payments on debt	(3,152)	(15,000)
Payment of debt issuance costs	(18,953)	(1,012)
Payment for capped call options	(34,747)	—
Proceeds from issuance of Preferred Units	—	107,552
Other financing activities	(1,562)	(5,559)
Net cash provided by financing activities	$777,091	$287,605
Change in cash, cash equivalents and restricted cash	(93,012)	182,993
Cash, cash equivalents and restricted cash, at beginning of period	408,529	—
Cash, cash equivalents and restricted cash, at end of period	$315,517	$182,993

Cash, cash equivalents and restricted cash, at end of period:
Cash and cash equivalents	$286,327	$83,693
Restricted cash	29,190	99,300
Cash, cash equivalents and restricted cash, at end of period	$315,517	$182,993
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fermi Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except unit, per unit, share, and per share numbers)
(unaudited)
1. Organization and Description of Business
Organization
Fermi Inc. is a Texas corporation and references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “Fermi,” “we,” “us,” “our,” and “the Company” (i) for periods prior to September 30, 2025, refer to Fermi Inc.’s predecessor, Fermi LLC, and, where appropriate, its consolidated subsidiaries and (ii) for periods from and after September 30, 2025, refer to Fermi Inc., and, where appropriate, its consolidated subsidiaries.
Fermi Inc. was originally formed as Fermi LLC, a Texas limited liability company, on January 10, 2025 (“Inception”). On September 30, 2025, immediately following the effectiveness of its registration statement on Form S-11 in connection with its initial public offering (“IPO”), Fermi LLC converted into a Texas corporation (the “Corporate Conversion”). In connection with the Corporate Conversion, all of Fermi LLC’s outstanding membership interests, consisting of Class A voting units (“Class A Units”), Class B non-voting units (“Class B Units”) and preferred units (“Preferred Units”), were converted into shares of common stock. Prior to the Corporate Conversion, in connection with the issuance of the Preferred Units in August 2025, Fermi LLC’s convertible unsecured promissory notes (the “Seed Convertible Notes”), convertible secured promissory notes (the “Series A Convertible Notes”) and Series B convertible secured promissory notes (the “Series B Convertible Notes”) converted into Class A Units.
The Company’s mission is to power the intelligence of tomorrow. The Company is developing its first campus, Project Matador, in Carson County, Texas, integrating approximately 11 gigawatts (“GW”) of private-grid power generation with large-scale AI data center infrastructure. The Project Matador site includes approximately 5,236 acres held or to be held under a long-term lease with the Texas Tech University System (see Note 6, Leases) and, together with additional acreage acquired, under contract, or subject to options to purchase, is expected to encompass approximately 8,400 acres in the aggregate, with generation capacity expandable up to approximately 17 GW, subject to the closing of optioned and other pending land acquisitions and receipt of incremental permits. Project Matador is planned to provide hyperscale customers with approximately 15 million square feet of AI infrastructure space powered by a combination of on-site solar, gas, and nuclear power infrastructure. Preliminary site development commenced in 2025, and vertical construction is expected to commence following the closing of a definitive tenant lease and receipt of the related notice to proceed under the TTU Lease, as defined and further described in Note 6, Leases. The expected timing of commercial operations for the first private-grid powered AI data center campus is tied to the closing of a definitive tenant lease and its phased delivery schedule and to the sequencing of construction with executed tenant agreements and the related project-level financing. Disclosures of the energy generation and square footage of facilities are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).
We anticipate generating substantially all of our revenue from leases with hyperscalers, neocloud providers, semiconductor companies, and other compute-intensive tenants. As of September 30, 2026, we had not yet commenced revenue generating activities. All activity through September 30, 2026, was related to our formation and initial engagement with various commercial parties to facilitate infrastructure procurement, leasing, preliminary site development, and marketing activities for Project Matador. We do not expect to generate operating revenues until private-grid powered AI data center infrastructure facilities are delivered to tenants. We generate non-operating income in the form of interest income on cash. Our fiscal year ends on December 31.
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
These unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In management’s opinion, the unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to fairly state the Company’s financial position and results of operations. Results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent period. Certain prior period amounts in the unaudited condensed consolidated statement of cash flows have been reclassified to conform to the current period presentation, including the presentation of capitalized preacquisition costs within investments in property, plant, and equipment and the aggregation of certain operating and financing activities. These reclassifications had no effect on previously reported net cash used in operating or investing activities or net cash provided by financing activities.
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
Project Matador will require substantial capital investment to achieve commercial operation. As of September 30, 2026, the Company had not generated any revenues, had incurred recurring losses from operations and negative cash flows from operating activities since inception, and had substantial near-term capital expenditure obligations under existing equipment purchase, construction, lease, and other project-related commitments. As of September 30, 2026, the Company had cash and cash equivalents of $286,327 and restricted cash of $29,190, a portion of which is available to fund defined capital expenditures. When measured against forecasted disbursements under the Company’s current operating plan, these resources are not sufficient to satisfy the Company’s financial obligations as they become due within one year after the date these unaudited condensed consolidated financial statements are issued. Considered in the aggregate and before consideration of management’s plans, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within that period.
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
If the Company is unable to raise capital in the amounts, timing, or terms it expects, it may be forced to delay capital expenditures, amend or terminate its purchase commitments, or surrender assets pledged as collateral under its financing agreements in order to preserve liquidity, which could materially extend its development timeline and delay one or more phases of Project Matador, preventing it from achieving planned operational and financial milestones within the anticipated timeframe. The Company is also pursuing additional project-level capital arrangements and customer arrangements with strategic counterparties that, although subject to counterparty action and other conditions outside the Company’s control and therefore not relied upon by management in concluding that substantial doubt has been alleviated, would, if executed, provide further liquidity to the Company.
Based on the magnitude and timing of the Company’s cash on hand and restricted cash, undrawn capacity under the Company’s existing committed equipment financing facilities, and the Company’s ability to sequence capital expenditures to align with the execution of definitive tenant agreements and associated project financing, management has concluded that (i) it is probable that the Company’s plans will be effectively implemented within twelve months following the issuance of these unaudited condensed consolidated financial statements and (ii) it is probable that those plans, when implemented, will mitigate the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within that period. Accordingly, management has concluded that its plans alleviate the substantial doubt, and these unaudited condensed consolidated financial statements have been prepared on a going concern basis. There can be no guarantee that the Company’s plans will be successfully implemented or, if implemented, that they will mitigate the conditions and events that gave rise to substantial doubt within that period.
Related Party Transactions
Related parties include affiliates, equity method investees, principal owners, members of management, their immediate families, and any other party that can significantly influence the management or operating policies of the Company. Transactions with related parties are disclosed when material to the financial statements, even if conducted on terms equivalent to those prevailing in arm’s-length transactions.
During the nine months ended September 30, 2026, the Company incurred rental and related costs of $759, all of which were incurred during the first quarter of 2026, under a non-exclusive aircraft dry lease agreement with TMNN Manager LLC (“TMNN”), an entity affiliated with Toby Neugebauer, the Company’s former Chief Executive Officer. Under the agreement, effective January 8, 2026, the Company leased a Gulfstream GVI aircraft from TMNN on an hourly and monthly rental basis for use in operations. Because either party may terminate the agreement for convenience, the Company has elected the short-term lease exemption. Following the termination of Mr. Neugebauer’s employment during the second quarter of 2026, the Company terminated the aircraft lease agreement.
Effective July 22, 2026, the Board of Directors appointed George Wentz, the founder, a director, and Chief Executive Officer of MAD Energy Limited Partnership (“MAD Energy”), as General Counsel of the Company. MAD Energy is the counterparty to the net profits interest assumed in connection with the Company’s acquisition of its first six Siemens SGT-800 gas turbines (the “Firebird Acquisition”) and has agreed to indemnify the Company and its affiliates against certain claims asserted in the Firebird litigation, each as described in Note 8, Commitments and Contingencies. Mr. Wentz is also a member of the Davillier Law Group (“Davillier”), a law firm that has provided, and continues to provide, legal services to the Company. For the nine months ended September 30, 2026, the Company incurred approximately $579 of fees for legal services from Davillier. Accordingly, from the effective date of Mr. Wentz’s appointment, MAD Energy, Davillier, and their respective affiliates are related parties of the Company, and transactions with, or amounts arising under existing arrangements payable to, MAD Energy or Davillier from that date are disclosed as related party transactions.
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet. Actual results could differ from those estimates. We believe the estimates and assumptions underlying our unaudited condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2026.
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

Restricted Cash
Restricted cash represents amounts deposited in a bank account that are required to remain restricted in accordance with the terms of the related financing or standby letter of credit agreements. As of September 30, 2026, the Company had restricted cash of $29,190, with $23,857 related to borrowings under the Turbine Warehouse Equipment Financing (as defined in Note 5, Debt, net) and $5,333 for the Company’s cash-collateralized standby letter of credit agreement. Restricted cash is presented separately in the unaudited condensed consolidated balance sheets. The unaudited condensed consolidated statements of cash flows reconcile the beginning-of-period and end-of-period total amounts of cash, cash equivalents and restricted cash.
Income Taxes
The unaudited condensed consolidated financial statements have been prepared using the tax classification of the Company as a corporation for U.S. federal income tax purposes for the periods presented.
Fermi previously stated that it intended to elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its short taxable year ended December 31, 2025. However, Fermi has determined to defer its REIT election. Accordingly, Fermi does not have a REIT election in place for U.S. federal income tax purposes at this time. Fermi’s current expectation is that it will be taxable as a C corporation for U.S. federal income tax purposes at least through its taxable year ending December 31, 2026. It is possible that Fermi may seek to qualify and elect to be taxable as a REIT for U.S. federal income tax purposes in the future, but the timing of any such election has not been determined, and it is possible that Fermi will never make a REIT election. If Fermi does decide to elect to be taxable as a REIT in the future, any such election would be made upon the filing of its Form 1120-REIT, U.S. Income Tax Return for Real Estate Investment Trusts, for the applicable taxable year.
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
If Fermi qualifies for and elects to be taxed as a REIT, Fermi may nonetheless be subject to U.S. federal income tax and excise taxes in certain circumstances, including on undistributed taxable income or if it fails to satisfy REIT requirements. In addition, any subsidiaries which may become a taxable REIT subsidiary would be subject to U.S. federal, state, and local income taxes as regular C corporations, as described below.
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
As of September 30, 2026 and December 31, 2025, the Company’s deferred tax assets exceeded its deferred tax liabilities. Based on the Company’s cumulative losses since inception, the absence of revenue-generating operations, and the potential effect of any future REIT election, the Company concluded that it is not more likely than not that its net deferred tax assets will be realized and recorded valuation allowances of $113,013 and $79,048 as of September 30, 2026 and December 31, 2025, respectively. Accordingly, no net deferred tax assets or deferred tax liabilities are recognized in the accompanying unaudited condensed consolidated balance sheets, and no current or deferred income tax provision (benefit) was recognized for the periods presented.
Taxable REIT Subsidiary
A taxable REIT subsidiary (“TRS”) is an entity that is taxable as a corporation in which a REIT directly or indirectly owns stock and that elects with the REIT to be treated as a TRS. If we elect to qualify as a REIT, the use of TRSs would enable us to engage in certain businesses and jurisdictions while complying with REIT qualification requirements that would apply following any REIT election. We may, from time to time, change the election of a previously designated qualified REIT subsidiary to a TRS. Effective March 30, 2026, we filed a check-the-box election with the Internal Revenue Service

(“IRS”) for Fermi Turbine Holdco LLC to be taxed as a corporation, which was a necessary step to facilitate a TRS election. See Note 9, Subsequent Events.
As of September 30, 2026, Fermi Turbine Holdco LLC and its subsidiaries did not generate taxable income or loss during the period from the effective date of the election through September 30, 2026. Accordingly, no current or deferred provision (benefit) for U.S. federal, state, or local income taxes has been recognized at these subsidiaries in the accompanying unaudited condensed consolidated financial statements for the periods presented.
Segments
All of the Company’s activities relate to developing its first campus, Project Matador, in Carson County, Texas, integrating approximately 11 GW of private-grid power generation with large-scale AI data center infrastructure. Operating and strategic decision-making responsibility for the Company is exercised by the Company’s Chief Executive Officer, who serves as the chief operating decision maker (“CODM”). Prior to April 2026, a group of the Company’s senior officers, consisting of the Company’s then Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and Head of Power, functioned collectively as the CODM. From April 2026 until the appointment of the Chief Executive Officer in August 2026, the group consisted of the Co-Presidents of the Company’s Interim Office of the CEO and its Interim Chief Financial Officer. Following the appointment of a Chief Executive Officer in August 2026, and as of September 30, 2026, the Company’s Chief Executive Officer has served as the CODM. Although the identity of the CODM has changed since December 31, 2025, there has been no change in the information regularly reviewed by the CODM, the manner in which operating performance is evaluated, the basis used to allocate resources, or the Company’s determination that it has a single operating and reportable segment. The CODM evaluates performance and allocates resources based on the Company’s overall operations and financial results. Based on the structure of the Company’s operations and the manner in which the CODM monitors and manages the business, management has concluded that the Company operates as a single operating segment and, accordingly, a single reportable segment for accounting and financial reporting purposes.
The Company’s single reportable segment is expected to generate substantially all of its revenue from leasing private-grid powered AI data center infrastructure facilities to hyperscalers, neocloud providers, and other compute-intensive tenants. The CODM manages the Company as a single business and uses GAAP net income (loss), as presented in the unaudited condensed consolidated statement of operations, as the primary financial measure for assessing performance and allocating resources. The CODM regularly reviews the consolidated statement of operations, including the various line items therein, as presented in the Company’s unaudited condensed consolidated financial statements. No significant revenue or expense categories are regularly evaluated by the CODM other than those already reflected in the consolidated statement of operations. Additionally, the CODM assesses segment assets as presented within the Company’s consolidated balance sheet, as there is no distinction between segment assets and total assets. Substantially all assets are located within the United States, with certain equipment located at vendor facilities abroad, pending transport of such equipment to the Company’s Project Matador campus in Texas. Because the Company operates as a single segment, the accounting policies applied are consistent with the Company’s other significant accounting policies described within Note 2, Significant Accounting Policies.

Supplemental Cash Flow Information
The following table shows supplemental cash flow information:

Noncash investing and financing activities:	For the Nine Months Ended September 30, 2026	For the period from January 10, 2025 (Inception) through September 30, 2025
Capitalized share-based compensation expense related to Property, plant, and equipment, net	$31,118	$—
Capitalized interest related to investments in Property, plant, and equipment, net	14,892	6,057
Capitalized operating lease expense related to Property, plant, and equipment, net	12,627	—
Right-of-use asset obtained in exchange for a new operating lease liability	33,611	24,644
Common stock issued for debt issuance costs	15,854	—
Issuance of debt in relation to asset acquisition	—	137,000
Accrued deferred offering costs	—	14,862
Investments in property, plant, and equipment, net included in accounts payable and accrued liabilities were $90,568 and $39,477 as of September 30, 2026 and 2025, respectively.
Other Income (Expense), Net
For the nine months ended September 30, 2026, other income (expense), net of $26,443 consisted primarily of a $24,753 loss on the extinguishment of the Company’s term loan with Macquarie Equipment Capital Inc. (the “Macquarie Term Loan”), recognized during the three months ended March 31, 2026, and a $1,638 write-off of unamortized issuance costs on the Promissory Note (as defined in Note 5, Debt, net) recognized during the three months ended September 30, 2026.
For both the three months ended September 30, 2025 and for the period from January 10, 2025 (Inception) through September 30, 2025, other expense, net of $309,048 consisted of non-cash charges recognized by Fermi LLC before the Corporate Conversion. These charges were $173,784 of share-based charitable contribution expense for the donation of 11,250,000 Class B Units to Dechomai Asset Trust, an unrelated 501(c)(3) public charity, a $61,000 loss on the remeasurement of the Series B Convertible Notes, for which the Company had elected the fair value option, $46,350 of losses on the remeasurement of embedded derivative liabilities related to the Preferred Units, a $23,674 inducement expense recognized on the conversion of the Series A Convertible Notes and the Series B Convertible Notes in connection with the issuance of the Preferred Units, and a $4,240 loss on the remeasurement of an embedded derivative related to the Macquarie Term Loan.
The Series B Convertible Notes and the embedded derivative liabilities were measured at fair value using unobservable (Level 3) inputs until the notes and the Preferred Units were converted in 2025 and the Macquarie embedded derivative ceased to qualify as a derivative on September 30, 2025. The Macquarie Term Loan, including the amount previously accounted for as an embedded derivative, was repaid in February 2026 (see Note 5, Debt, net). No assets or liabilities were measured at fair value on a recurring basis as of September 30, 2026 or December 31, 2025. See Note 2, Significant Accounting Policies — Fair Value Measurement, and Note 3, Stockholders’ Equity, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, for additional detail.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which amends certain aspects of the accounting for and disclosure of software costs under Subtopic 350-40. The amendments improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. We early adopted ASU 2025-06 effective January 1, 2026, on a prospective basis and the impact of the adoption was not material to our unaudited condensed consolidated financial statements.
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
Net Loss Per Share Computation

	Three Months Ended September 30,		Nine Months Ended September 30, 2026	For the period from January 10, 2025 (Inception) through September 30, 2025
	2026	2025
Net loss	$(141,599)	$(346,812)	$(356,098)	$(353,180)
Less: Preferred Units dividends and accretion	—	(43,384)	—	(43,384)
Net loss attributable to common stockholders — basic and diluted	$(141,599)	$(390,196)	$(356,098)	$(396,564)
Weighted average shares outstanding — basic and diluted	642,652,819	466,493,415	636,652,949	416,237,306
Net loss per share — basic and diluted	$(0.22)	$(0.84)	$(0.56)	$(0.95)
The Company reported a net loss for the three and nine months ended September 30, 2026, and accordingly all potentially dilutive securities outstanding as of September 30, 2026 were anti-dilutive and were excluded from the computation of diluted net loss per share. These consisted of 16.7 million unvested shares underlying restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) and approximately 45.3 million shares issuable upon conversion of the Notes. The computation also excludes an estimated 22.7 million shares contingently issuable to a financial advisor under the remaining fee tranches of the advisory arrangement described in Note 7, Share-Based Compensation, because the conditions for their issuance had not been met as of September 30, 2026. The Capped Call Transactions are not included in diluted net loss per share because their effect is always anti-dilutive. The Notes and the Capped Call Transactions are each as defined in Note 5, Debt, net.
The Company reported a net loss for the three months ended September 30, 2025 and for the period from January 10, 2025 (Inception) through September 30, 2025, and accordingly all potentially dilutive securities outstanding as of September 30, 2025 were anti-dilutive and were excluded from the computation of diluted net loss per share. These consisted of 16.3 million shares of restricted common stock, of which 14.8 million shares were classified as a deposit liability, and 37.2 million shares underlying RSUs.
4. Property, Plant, and Equipment
Property, plant, and equipment, net consisted of the following:

	September 30, 2026	December 31, 2025
Construction in progress	$1,660,796	$929,371
Land	8,843	5,924
Gross property, plant, and equipment	1,669,639	935,295
Less: accumulated depreciation	—	—
Total property, plant, and equipment, net	$1,669,639	$935,295
As of September 30, 2026, the Company’s property, plant, and equipment, net consisted entirely of land and construction in progress. No depreciable property, plant, and equipment had been placed in service, and accordingly, no depreciation expense was recognized during the nine months ended September 30, 2026. We capitalized $31,118 of share-based compensation during the nine months ended September 30, 2026, as the related employee services were attributable to the Company’s construction activities. Interest expense of $47,962 was capitalized during the nine months ended September 30, 2026, all of which is included within property, plant, and equipment, net on the unaudited condensed consolidated balance sheet. During the three and nine months ended September 30, 2026, the Company wrote off $1,918 and $6,918, respectively, of previously capitalized construction in progress to general and administrative expenses.
5. Debt, net
The table below summarizes the Company’s debt:

		As of September 30, 2026		As of December 31, 2025
	Maturity	Amounts	Effective interest rate	Amounts	Effective interest rate
Macquarie Term Loan	2026	$—	—%	$148,986	48.9%
Turbine Warehouse Equipment Financing	2027	444,862	12.3%	—	—%
Convertible Senior Notes	2031	431,250	6.7%	—	—%
High Voltage Equipment Financing	2031	91,535	14.7%	—	—%
Turbine Warehouse II Equipment Financing	2028	32,301	16.9%	—	—%
Total debt		$999,948		$148,986
Less: Unamortized debt issuance costs and discount		(41,595)		(39,187)
Total debt, net		$958,353		$109,799
Macquarie Term Loan
On February 10, 2026, the Company repaid in full all outstanding obligations under the Macquarie Term Loan, including the required prepayment premium, using proceeds from the Company’s Turbine Warehouse Equipment Financing (as defined below). In connection with the repayment, the Company recognized a loss on extinguishment of debt of $24,753, which is included in other income (expense), net in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2026.
Turbine Warehouse Equipment Financing
On February 10, 2026 (the “Closing Date”), Fermi Turbine Warehouse LLC entered into an Equipment Supply Loan Financing Agreement with MUFG Bank, Ltd. (“MUFG”) providing for a senior secured equipment loan warehouse facility with a total commitment of up to $500,000 (the “Turbine Warehouse Equipment Financing”). The facility matures on August 10, 2027. Borrowings may be made from the Closing Date through the nine-month anniversary of the Closing Date.

Borrowings bear interest at Term SOFR or Daily Simple SOFR, each as defined in the Equipment Supply Loan Financing Agreement and based on the Secured Overnight Financing Rate (“SOFR”), in each case plus 4.0% per annum. As of September 30, 2026, $444,862 was outstanding under the facility. Minimum principal payments are due quarterly, with the remaining principal and other obligations due at maturity. No minimum principal payment is due prior to the nine-month anniversary of the Closing Date. As of September 30, 2026, the facility provided that the minimum quarterly principal payment thereafter would be 10% of the aggregate principal amount of loans outstanding, reduced to 5% if a lease or offtake agreement with respect to the first phase of Project Matador for at least 400 megawatts (“MW”) of power had been signed prior to the nine-month anniversary of the Closing Date, and that if no such agreement had been signed by that date the administrative agent could begin marketing the equipment to potential buyers but could not sell or foreclose absent an event of default. The facility also provides that an event of default will occur if the Company or one of its affiliates has not consummated, by February 10, 2027, a fully committed financing facility for the first phase of Project Matador sufficient, together with any equity, to fund at least 400 MW of power generation capacity. See Note 9, Subsequent Events.
High Voltage Equipment Financing
On February 19, 2026, Fermi High Voltage Warehouse LLC (“HVW”) entered into a master loan agreement (the “Keystone Master Loan Agreement”) with Keystone National Group, LLC, as agent, and Keystone Private Income Fund, as initial lender, providing for equipment-backed advances of up to $120,000 in aggregate principal, with the potential to increase by an additional $100,000 subject to lender approval (the “High Voltage Equipment Financing”). Advances fund up to 80% of the purchase price of financed equipment, with the remaining 20% funded by HVW or its affiliates. As of September 30, 2026, HVW had received advances totaling $94,691 under two promissory notes, each of which bears interest at a fixed rate of 12.90% per annum and matures on August 19, 2031. During the three months ended September 30, 2026, HVW made the first two scheduled principal installments totaling $3,156. As of September 30, 2026, $91,535 was outstanding under the High Voltage Equipment Financing. Each advance is evidenced by a separate promissory note with interest rate and term set at issuance. The High Voltage Equipment Financing is not a revolving credit facility. As of September 30, 2026, no further advances were available to HVW under the High Voltage Equipment Financing.
The Keystone Master Loan Agreement includes a minimum liquidity covenant of $20,000, a mandatory prepayment requirement if an approved customer agreement has not been received by December 31, 2026, and a collateral coverage requirement under which outstanding principal may not exceed 110% of the fair market value of the financed equipment.
Turbine Warehouse II Equipment Financing
On March 26, 2026, Fermi Turbine Warehouse II LLC (“FTW II”), a Texas limited liability company and indirect wholly owned subsidiary of the Company, entered into an Equipment Supply Loan Financing Agreement with CLMG Corp., as agent, and the lenders party thereto, providing for a senior secured term loan facility of up to $165,000 to fund the acquisition of six Siemens SGT-800 gas turbines and related equipment for Project Matador (the “Turbine Warehouse II Equipment Financing”). Loans bear interest at 12.00% per annum (14.00% upon an event of default), payable quarterly in arrears. The facility matures 33 months after the closing date. As of September 30, 2026, $32,301 was outstanding under the facility.
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
Convertible Senior Notes
In July 2026, the Company issued $431,250 aggregate principal amount of its 5.00% convertible senior notes due 2031 (the “Notes”) in a private offering (the “Offering”) to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The amount issued included $56,250 aggregate principal amount of Notes issued upon the exercise in full by the initial purchasers of their option to purchase additional Notes. Net proceeds from the Offering were approximately $418,004, after deducting the initial purchasers’ discounts and commissions and other offering expenses paid in cash by the Company. The Notes were initially recorded at $402,149, net of $29,101 of debt issuance costs, including the $15,854 fair value of the shares issued to a financial advisor described below. For the three and nine months ended September 30, 2026, interest on the Notes was $5,580, consisting of $4,552 of contractual interest and $1,028 of amortization of debt issuance costs, all of which was capitalized to property, plant, and equipment, net. At September 30, 2026, the carrying amount of the Notes was $403,177, net of debt issuance costs of $28,073.
The Notes are senior, unsecured obligations of the Company, bear interest at a rate of 5.00% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning January 15, 2027, and mature on July 15, 2031, unless earlier converted, redeemed, or repurchased. The Notes are convertible at an initial conversion rate of 105.0862 shares of common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $9.52 per share of common stock, subject to adjustment upon the occurrence of specified events. Before April 15, 2031, holders may convert only upon specified conditions related to the trading price of the Company’s common stock or the Notes, a redemption, or specified corporate events, and thereafter at any time until two scheduled trading days before maturity. None of these conditions had been met as of September 30, 2026. Upon conversion, the Company may satisfy its conversion obligation in cash, shares of its common stock, or a combination thereof, at the Company’s election. The Notes are redeemable, in whole or in part, for cash at the Company’s option on or after July 20, 2029, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period, and in whole (but not in part) at any time in a cleanup redemption if less than 10% of the aggregate principal amount of the Notes remains outstanding, in each case at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest.
In connection with the pricing of the Notes (including the additional Notes), the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers or their affiliates and other financial institutions at a total cost of approximately $34,500 ($34,747 including allocated transaction costs). The Capped Call Transactions cover, subject to customary adjustments, the number of shares of common stock initially underlying the Notes and are generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the Notes, or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, with such reduction or offset subject to a cap initially corresponding to a price of approximately $14.64 per share. The Capped Call Transactions have a strike price of approximately $9.52 per share, cover approximately 45.3 million shares, and expire on July 15, 2031. They settle in net shares unless the Company elects cash, are classified in equity, and are not remeasured. As of September 30, 2026, they were out of the money. The Company intends to use the remainder of the net proceeds from the Offering for general corporate purposes.
In July 2026, the Company issued 2,352,273 shares of common stock with a grant-date fair value of $15,854 to a financial advisor as a fee for services related to the Offering under an advisory services agreement (the “Advisory Agreement”). The fair value of these shares was recorded as debt issuance costs of the Notes as described above. In September 2026, the Company issued additional shares to the financial advisor under the Advisory Agreement for services unrelated to the Offering, which are described in Note 7, Share-Based Compensation. In total, the Company issued 6,897,729 shares of common stock with an aggregate grant-date fair value of $37,399 under the Advisory Agreement during the three months ended September 30, 2026.
Promissory Note
On March 30, 2026, the Company entered into a senior unsecured promissory note (the “Promissory Note”) with YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP, with a committed principal amount of $156,250 that was reduced by approximately $26,042 every 30 days. The Company did not request any advances under the Promissory Note. The committed principal amount had been reduced to zero as of September 30, 2026, and the period during which advances could be requested expired on October 1, 2026, with no amounts drawn or outstanding. The Company wrote off $1,638 of unamortized issuance costs to other income (expense), net as a result of the reduction of the committed principal amount to zero.
As of September 30, 2026, the Company was in compliance with all material covenants under its debt agreements, except for potential defaults under the Turbine Warehouse Equipment Financing relating to the relocation of certain financed equipment and certain insurance requirements, which the lenders waived on a one-time basis on October 9, 2026 (see Note 9, Subsequent Events).
As of September 30, 2026, the estimated fair value of the Notes, based on Level 1 inputs, was $360,000, and the carrying amounts of the Company’s other debt facilities approximated their fair values.

6. Leases
TTU Lease
On May 14, 2025, the Company entered into a 99-year ground lease (the “TTU Lease”) with the Texas Tech University System (“TTU”) for 5,769 acres of land in Carson County, Texas, intended for the development of Project Matador. Following a first amendment executed in August 2025, the Project Matador site was set at approximately 4,523 acres, with an additional 713-acre tract to be added upon transfer from a federal agency to TTU. Lease commencement for the 4,523-acre site occurred in September 2025. The lease term for the additional 713-acre tract had not yet commenced as of September 30, 2026. The lease contains no lessee-controlled options to extend or terminate and provides for annual escalations to lease payments.
At lease commencement, the Company recognized an operating lease right-of-use (“ROU”) asset and corresponding lease liability, measured at the present value of future lease payments, discounted using the Company’s incremental borrowing rate of 16.1%. As of September 30, 2026, the ROU asset and lease liability totaled $11,818 and $23,596, respectively. As of December 31, 2025, the ROU asset and lease liability totaled $21,737 and $21,320, respectively. Because lease cost is recognized on a straight-line basis over the 99-year lease term while contractual rent escalates over that term, cumulative lease cost recognized exceeds cumulative cash rent paid, and the resulting accrued rent reduces the carrying amount of the ROU asset relative to the lease liability.
The Company is obligated to pay annual base rent of $1,200 in the first year, escalating annually during the initial five years as specified in the lease agreement, with a fixed 3.0% annual escalator thereafter. During the years when the Company subleases private-grid powered AI data center infrastructure facilities to its subtenants, the Company will be required to pay variable lease payments based on (i) up to 1.0% of the appraised value of leased data center space in that year (up to $3.0 billion in total appraised value) and 0.5% on additional appraised value above $3.0 billion, to the extent greater than the base annual rent, and (ii) a percentage of gross revenues from the sale of power (1.0% of gross revenues) and water (25.0% of gross revenues) to its subtenants. As of September 30, 2026, no variable lease payments had been made. The lease provides that, before beginning vertical construction of data center facilities on the leased site, the Company must receive a notice to proceed from TTU by December 31, 2026, and TTU may terminate the lease if the notice is not received by that date. Issuance of the notice to proceed is conditioned on, among other things, the Company’s execution of a lease with a Phase 1 tenant for not less than 200 MW of capacity at Project Matador, together with other customary conditions.
On March 30, 2026, TTU and the Company entered into a collaboration agreement (the “Collaboration Agreement”) regarding the future of Project Matador, which reflects each party’s intent to move forward collaboratively with the development of the leased site. As a result of the agreement, the Company agreed to pay a fee in the amount of $2,000 within 75 days of the date of the Collaboration Agreement, which the Company paid and recognized within general and administrative expenses in the condensed consolidated statements of operations during the nine months ended September 30, 2026. The Company is also required to fund an additional $9,000 into escrow on or before December 31, 2026, with such amounts to be released from escrow as they become due under the TTU Lease and applied to any amounts payable (including rent) to TTU. As of September 30, 2026, the Company had not funded the escrow. Because amounts funded into escrow will be applied against the Company’s obligations under the TTU Lease, which are reflected in its lease liability, no separate liability has been recognized for this funding commitment.
Other Operating Leases
During the nine months ended September 30, 2026, the Company entered into six groundwater lease agreements, each of which commenced during the period and is classified as an operating lease.
Groundwater Leases
Fermi Water LLC, a wholly owned subsidiary of the Company, entered into six groundwater lease agreements with various lessors (collectively, the “Groundwater Leases”). The Groundwater Leases cover approximately 5,227 acres in the aggregate in Carson and Potter Counties, Texas, separate from the acreage leased under the TTU Lease.
Each of the Groundwater Leases has an initial term of 30 years, subject to extension so long as operations are conducted on the leased premises without a cessation of more than 12 consecutive months, and is terminable by the lessee upon 365 days’ prior written notice to the lessor, together with a payment equal to four months of the then-applicable minimum annual royalty. The Company has concluded that it is reasonably certain it will not exercise the termination option. Accordingly, the full 30-year contractual term has been used to measure the Groundwater Leases.

The Groundwater Leases provide for aggregate minimum annual royalty of $3,855 in the first year of each lease. The minimum annual royalty and royalty rate increase by 2.00% per year on each January 1 following commencement of production. Variable royalty payments of three dollars per one thousand gallons of groundwater produced in excess of the volume covered by the minimum annual royalty in a given calendar year are payable by February 1 of the succeeding year. As of September 30, 2026, no variable royalty payments had been made. Upon commencement, the Company recognized operating lease ROU assets and corresponding lease liabilities of $33,007 in the aggregate, measured at the present value of future minimum royalty payments discounted using the Company’s incremental borrowing rate of 14.1% for leases that commenced on January 1, 2026, and 13.8% for leases that commenced on May 1, 2026.
As of September 30, 2026, the aggregate ROU assets and lease liabilities for the Company’s operating leases other than the TTU Lease totaled approximately $33,058 and $33,948, respectively.
Operating lease costs for the three and nine months ended September 30, 2026, were as follows:

Financial Statement Classification	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Property, plant, and equipment, net	$4,209	$12,627
General and administrative expenses	1,319	3,432
Total operating lease cost	$5,528	$16,059
Supplemental information related to operating leases for the nine months ended September 30, 2026, was as follows:

Nine Months Ended September 30, 2026
Cash paid for amounts included in the measurement of operating lease liabilities	$2,974

Operating lease ROU assets obtained in exchange for new lease liabilities (non-cash):
Groundwater Leases	$33,007
Other leases	604
Total	$33,611

The future minimum lease payments included in the measurement of the Company’s operating lease liabilities as of September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026	December 31, 2025
2026	$964	$432
2027	5,951	1,836
2028	6,467	2,268
2029	7,969	3,684
2030	8,404	4,031
Thereafter	1,786,100	1,649,323
Total undiscounted lease payments	$1,815,855	$1,661,574
Less: imputed interest	(1,758,311)	(1,640,254)
Present value of lease liabilities	$57,544	$21,320
Information relating to the lease term and discount rate for operating leases as of September 30, 2026 and December 31, 2025, was as follows:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term	57 years	99 years
Weighted average discount rate	14.8%	16.1%
Leases Not Yet Commenced
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
On April 13, 2026, Fermi Mobile Gen LLC and MPS entered into the First Amendment (the “Amendment”) to the MPS Agreement, deferring the delivery schedule. Pick-up dates for all seven units will commence July 1, 2027, and end September 30, 2027, with lease commencement now expected in the third quarter of 2027. During the extension period, MPS may lease, sublease, or otherwise make the units available to third parties. If a unit is not available for pick-up during the amended pick-up dates as a result of third-party use, the applicable pick-up deadline will automatically extend until the unit is made available. All other material terms, including the monthly base rent structure extending through 2045 and the absence of termination rights for convenience, remain unchanged. The Company accounted for the Amendment as a pre-commencement modification. The modified contract continues to contain a lease, and the ROU asset and lease liability will be measured and recognized at the commencement date based on the modified terms.
As of September 30, 2026, lease commencement had not occurred because the contractual preconditions for the Company’s pick-up obligation had not been satisfied, and the Company did not control the units. Accordingly, no ROU asset or lease liability had been recognized. As of September 30, 2026, the Company had capitalized $37,016 of lease payments made or accrued in advance of lease commencement within prepaid expenses and other assets, of which $23,679 was settled through the issuance of 1,190,476 shares of common stock at a fair value of $19.89 per share, the closing market price on the date of issuance. These amounts will be reclassified to lease ROU assets upon lease commencement.
7. Share-Based Compensation
2025 Long-Term Incentive Plan
Share-based compensation expense included in general and administrative expenses was $65,750 and $184,475 for the three and nine months ended September 30, 2026, respectively. The corresponding expense was $24,814 for the three months ended September 30, 2025, and $28,430 for the period from January 10, 2025 (Inception) through September 30, 2025.
Expense for the three and nine months ended September 30, 2026, includes $61 and $64,896, respectively, of reversals of previously recognized compensation costs for awards forfeited, with the nine month amount primarily reflecting the departure of certain executives during the second quarter of 2026.
Share-based compensation of $31,118 was capitalized in property, plant, and equipment, net, during the nine months ended September 30, 2026, none of which was capitalized during the three months ended September 30, 2026.
During the three months ended September 30, 2026, the Company granted 7,805,676 RSUs and 1,201,968 target PSUs under the Company’s 2025 Long-Term Incentive Plan. The RSUs include 953,146 annual awards granted in July 2026 and 6,852,530 other awards, principally sign-on awards to newly appointed executive officers, with vesting periods from immediate to four years. The PSUs were all annual awards granted in July 2026 and are earned based on 2026 commercial, power development and safety objectives, adjusted by a stock-price modifier, and vest following the service period ending December 31, 2028. The PSU payout ranges from zero to 190% of target before the modifier. PSUs were valued as of the grant date using a Monte Carlo simulation that incorporated the stock-price modifier in grant-date fair value. Compensation cost for the PSUs is recognized over the requisite service period based on the probable outcome of the performance conditions.
As of September 30, 2026, unrecognized compensation cost for unvested awards, including performance awards considered probable of vesting, was $117,505, and is expected to be recognized over the weighted-average requisite service period of 1.67 years.
The following table summarizes the share-based compensation activity:

	RSUs		PSUs
Nine Months Ended September 30, 2026	Shares	Weighted-Average Fair Value	Shares	Weighted-Average Fair Value
Balance at December 31, 2025	12,585,290	$4.97	27,326,780	$20.39
Granted	12,085,395	$6.62	1,201,968	$5.38
Released	(1,828,858)	$6.61	(9,040,080)	$21.00
Forfeited	(10,206,529)	$4.54	(7,774,320)	$19.02
Balance at September 30, 2026	12,635,298	$6.65	11,714,348	$19.29
Shares Issued to a Financial Advisor
Under the Advisory Agreement described in Note 5, Debt, net, the Company settles certain financial advisory fees in common stock. These shares are nonemployee share-based payments measured at grant-date fair value and are excluded from the amounts above.
In September 2026, the Company issued 4,545,456 fully vested shares with a grant-date fair value of $21,545 for advisory services unrelated to the Offering, recognized in general and administrative expenses and included in share-based payments for professional services in the condensed consolidated statements of cash flows. With the 2,352,273 shares issued in July 2026 as debt issuance costs of the Notes, shares issued under the Advisory Agreement in the quarter totaled 6,897,729 with a grant-date fair value of $37,399.
Additional share-based fees under the Advisory Agreement depend on the completion of certain future transactions that were not considered probable as of September 30, 2026, and no amount had been recognized. See Note 3, Net Loss Per Share.

8. Commitments and Contingencies
Commitments
Lease Commitments
As of September 30, 2026, the Company had various fixed and variable lease payment obligations associated with the TTU Lease and the Groundwater Leases. The Company also has a lease agreement with MPS through which the Company will be subject to fixed lease payments once the lease commences. In connection with the Collaboration Agreement, the Company is required to fund $9,000 into a third-party escrow on or before December 31, 2026, to be released to satisfy amounts payable when due under the TTU Lease. As of September 30, 2026, this amount had not been funded, and no related liability had been accrued. See Note 6, Leases, for additional information.
Surety Bonds and Letters of Credit
In the ordinary course of business, we are required to provide financial commitments in the form of surety bonds and letters of credit to third parties as a guarantee of our performance on and our compliance with certain obligations. If we fail to perform or comply with these obligations, a draw on the applicable surety bond or letter of credit would trigger our obligation to reimburse the issuer. As of September 30, 2026, we had outstanding surety bonds issued for our benefit of approximately $35,810 and letters of credit of $5,333. In addition, our natural gas supply contract and electric service agreement require us to provide credit support to the applicable counterparty, which may include standby letters of credit. Under the natural gas supply contract, the credit support must be provided by the earlier of our election to commence deliveries or December 31, 2026. Under the electric service agreement, it must be provided prior to the commencement of electric service, and as of September 30, 2026, deliveries and service had not commenced under either contract and no credit support had been provided.
Reservation Payments
The reservation payments under the Company’s natural gas supply contract, including $5,390 that had been previously accrued, were paid in full during the three months ended September 30, 2026. In connection with its electrical supply contract, the Company is required to make fixed reservation payments to preserve electric delivery capacity in advance of the commencement of service under that contract. As of September 30, 2026, remaining reservation payments under this contract totaled $5,000, all of which is due within the next twelve months. Of this amount, none was accrued as a liability on the unaudited condensed consolidated balance sheet as of September 30, 2026, as the remaining payments do not represent a present obligation of the Company.
Unconditional Purchase Obligations
For the nine months ended September 30, 2026, the Company entered into unrecognized commitments that require the future purchase of goods or services (“unconditional purchase obligations”). As of September 30, 2026, the Company’s unconditional purchase obligations of $126,179 related to long-lead-time equipment purchases, of which approximately $111,630 is expected to be funded through draws on the Company’s existing equipment financing facilities.
Future payments under unconditional purchase obligations as of September 30, 2026, were as follows:

Years Ending December 31,	Payments by Year
Remainder of 2026	$21,960
2027	71,279
2028	32,940
2029	—
2030	—
Thereafter	—
Total unconditional purchase obligations	$126,179
The amounts in the table above represent the fixed price component of these contracts. Certain of the contracts also include a variable component, consisting primarily of transportation costs and applicable import duties, that is billed as incurred. Variable amounts are excluded from the table above.

Contingencies
Legal Contingencies
In the ordinary course of business, we may become party to various legal actions that are routine in nature and incidental to the operation of the business. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred, and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Except as described below, as of September 30, 2026, we were not aware of any matters that are expected to have a material adverse effect on our business, financial position, results of operations, or cash flows, and therefore we had not accrued any material losses related to such matters.
Litigation — Securities Class Action
On January 5, 2026, the Company, certain of its directors and officers, and certain underwriters of the Company’s IPO were named as defendants in a putative securities class action filed in the U.S. District Court for the Southern District of New York. The complaint alleges that the Company made materially false and misleading statements and omissions in the registration statement and prospectus issued in connection with the IPO and in other public statements during the period from October 1, 2025 through December 11, 2025, in violation of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The action seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock pursuant and/or traceable to the IPO registration statement and/or during the alleged class period. The Company intends to vigorously defend against the action. The court has not appointed a lead plaintiff and the defendants have not yet responded to the complaint. As of September 30, 2026, the Company was unable to reasonably estimate the possible loss or range of loss, if any, associated with this matter.
Litigation — Firebird
On January 27, 2026, a petition captioned 340 Energy, LLC v. Firebird LNG, LLC, et al. was filed in the District Court of Harris County, Texas, and subsequently removed to the Business Court of Texas, Eleventh Division (Cause No. 26-BC11B-0016). The complaint names as defendants Firebird LNG, LLC, MAD Energy Limited Partnership, Firebird Equipment Holdco, LLC, Fermi Equipment Holdco, LLC (“Fermi Equipment Holdco”), the Company, and George Wentz. The plaintiff, as assignee of XO Energy Worldwide LLP, alleges that the defendants evaded payment of a brokerage commission allegedly owed in connection with the sale of a contract for six natural gas turbines. As the petition notes, in connection with the transaction, MAD Energy agreed to indemnify the Company and its affiliates against any claims arising out of the engagement of XO Energy, Stephen Murphy, or their affiliates as a broker or finder.
The petition asserts claims for, among other things, violations of the Texas Uniform Fraudulent Transfer Act (and, in the alternative, the Delaware Uniform Voidable Transfers Act), money had and received, tortious interference, civil conspiracy, breach of contract, and quantum meruit, and seeks compensatory damages of not less than $5,985, exemplary damages, avoidance of the challenged transfers, the imposition of a constructive trust and other equitable relief, pre- and post-judgment interest, and attorneys’ fees and costs. The Company and its named affiliates moved to dismiss under Texas Rule of Civil Procedure 91a on March 31, 2026. A hearing on the motion to dismiss was held on July 13, 2026. At the hearing the court took the motion under advisement and issued an order denying the motion to dismiss on August 11, 2026. On September 30, 2026, the parties executed a binding settlement term sheet resolving the action, and the parties subsequently executed a settlement agreement and petitioned the court to dismiss the matter, which was dismissed with prejudice on October 29, 2026. Under the settlement, neither the Company nor any of its subsidiaries will make any payment or provide other consideration, and each party will bear its own attorneys’ fees and costs. The releases in favor of the Company and its subsidiaries became effective upon payment of the settlement amount by MAD Energy, which is a related party of the Company (see Note 2, Significant Accounting Policies — Related Party Transactions) and made the payment under its indemnification of the Company and its affiliates. Because the Company will not make any payment under the settlement and MAD Energy’s payment is not an obligation of the Company, no liability was accrued for this matter as of September 30, 2026.
Litigation — Bayonne
On June 29, 2026, Bayonne Plant Holding, L.L.C. (“Bayonne”) filed a complaint against the Company’s subsidiary Fermi Equipment Holdco in the U.S. District Court for the District of New Jersey (Case No. 2:26-cv-07904-JXN-JBC). The complaint was served on the subsidiary’s registered agent on July 8, 2026. The claims arise out of a June 26, 2025 Equipment Purchase Agreement, as amended, under which Fermi Equipment Holdco purchased power-generation equipment from Bayonne and agreed to remove the equipment from, and restore, Bayonne’s site in Bayonne, New Jersey. Bayonne alleges that Fermi Equipment Holdco failed to complete the removal and restoration, abandoned the site, and did not pay certain site-access charges, restoration and remediation costs, and related late fees and interest, and asserts claims for breach of contract, account stated, and contractual indemnification. Bayonne seeks damages of no less than approximately $8,500, plus additional late fees, pre- and post-judgment interest, and attorneys’ fees and costs.
The Company intends to vigorously defend against the action. The matter is at a preliminary stage and no discovery has occurred. On August 24, 2026, Fermi Equipment Holdco filed a partial motion to dismiss the complaint, which remains pending. As of September 30, 2026, the Company was unable to determine whether an unfavorable outcome was reasonably possible or to estimate the amount or range of reasonably possible loss, if any, associated with this matter.
Litigation — Class B Unit Reclamation
On July 27, 2026, two principals of a consulting firm that provided services to Fermi LLC, the Company’s predecessor, filed a petition against the Company and its former Chief Executive Officer, in the Business Court of Texas, First Business Court Division (Cause No. 26-BC01B-0066), asserting claims for conversion against both defendants and for breach of contract against the Company, arising out of the reclamation in July 2025 of 25,000 Class B Units of Fermi LLC previously granted to the plaintiffs. The plaintiffs allege that, absent the reclamation, the units would have converted into approximately 11,250,000 shares of the Company’s common stock in connection with the Corporate Conversion and IPO, and they seek monetary relief alleged to exceed $415,000, together with the imposition of a constructive trust on shares or proceeds, interest, attorneys’ fees, and costs. The Company was served with the petition on August 19, 2026, and has filed a motion to compel arbitration and to stay the proceeding, which the plaintiffs opposed on October 1, 2026. The Company filed its reply on October 8, 2026, and on November 12, 2026, the court granted the Company’s motion, ordered the plaintiffs to arbitrate their claims against the Company, and stayed the proceeding in its entirety, including the claim against the Company’s former Chief Executive Officer, pending completion of the arbitration. No discovery has been taken. The Company has concluded that it is not probable that a liability was incurred as of September 30, 2026, and accordingly no liability has been accrued for this matter. An unfavorable outcome is reasonably possible, but the Company is unable to estimate the possible loss or range of loss at this time. The Company does not believe that the amount of monetary relief sought in the petition is a meaningful indicator of its potential liability.
Contingent Consideration
In connection with the Firebird Acquisition, the Company assumed an obligation to pay MAD Energy a net profits interest (the “NPI”). Under the NPI, the Company is obligated to pay 2.5% of the net operating income from the first 1.0 GW of installed dispatchable generation capacity at the Company’s AI infrastructure campus subject to a $100,000 cap on a net present value basis. No amounts were recognized related to the NPI as of September 30, 2026. See Note 2, Significant Accounting Policies — Contingent Consideration, and Note 5, Acquisitions, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, for additional detail on the acquisition and related consideration. Effective July 22, 2026, George Wentz, the founder, a director, and Chief Executive Officer of MAD Energy, was appointed General Counsel of the Company. Accordingly, from that date the NPI constitutes an arrangement with a related party. See Note 2, Significant Accounting Policies — Related Party Transactions.
In connection with the purchase of the Company’s three Siemens SGT6-5000F gas turbines, the Company entered into a Rated Capacity Agreement (the “RCA”) with Siemens Energy, Inc. (“Siemens”) as additional, contingent consideration for the turbines. Under the RCA, the Company is liable to pay Siemens up to $2,000 per turbine per calendar quarter based on the operating reliability of each turbine, and not less than $80 per turbine per quarter, for ten years commencing upon provisional acceptance of the turbines, subject to a maximum of approximately $240,000 on an undiscounted basis. No amounts were recognized under the RCA as of September 30, 2026. See Note 2, Significant Accounting Policies — Contingent Consideration, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, for information regarding the Company’s accounting policy for contingent consideration.
9. Subsequent Events
Termination of TensorWave Lease
On August 9, 2026, Fermi Campus 1 LLC (the “Landlord”), a wholly owned subsidiary of the Company, entered into a Data Center Lease and Services Agreement (the “TensorWave Lease”) with TensorWave TEX1, LLC (the “Tenant”), a subsidiary of TensorWave Inc., for a build-to-suit data center within Project Matador. On October 9, 2026, the Landlord and the Tenant amended and restated the TensorWave Lease to, among other things, provide that the parties may extend the October 31, 2026 closing date to no later than December 31, 2026. The closing date passed without extension, and on

November 10, 2026, the TensorWave Lease was terminated in accordance with its terms. The TensorWave Lease termination had no effect on the unaudited condensed consolidated financial statements as of and for the periods ended September 30, 2026.
Hyperscaler Agreements
On November 10, 2026, the Company entered into a non-binding letter of intent with an investment-grade hyperscaler for the delivery of approximately 600 MW of powered land at Project Matador. In connection with the letter of intent, the Company and the hyperscaler have entered into a $200,000 prepayment agreement and a $15,000 early construction and site development agreement. These agreements had no effect on the unaudited condensed consolidated financial statements as of and for the periods ended September 30, 2026.
Amendment to Turbine Warehouse Equipment Financing
On October 9, 2026, Fermi Turbine Warehouse LLC and Firebird Equipment Holdco, LLC, as subsidiary guarantor, entered into a Limited Waiver and Amendment No. 1 to the Turbine Warehouse Equipment Financing (“Amendment No. 1”) with MUFG, as administrative agent, and the lenders party thereto. Among other things, Amendment No. 1 set the minimum quarterly principal payment at 5% of the aggregate principal amount of loans outstanding and eliminated the condition under which that payment would have increased, and the administrative agent could have begun marketing the financed equipment, if the Company had not entered into a lease or offtake arrangement for at least 400 MW at Project Matador by November 10, 2026. It did not modify the separate requirement that the Company consummate project financing for the first phase of Project Matador by February 10, 2027, described in Note 5, Debt, net, which remains in effect. The amendment also permitted the transport to and storage of financed equipment at the Project Matador site and at third-party storage facilities, and waived, on a one-time basis, potential defaults arising from the relocation of certain equipment from a port facility in Houston, Texas, and from certain insurance requirements.
In connection with Amendment No. 1, MUFG assigned all of its loans and commitments under the Turbine Warehouse Equipment Financing to a syndicate of new lenders. Fermi Turbine Warehouse LLC paid amendment fees totaling $25,000. The Company is currently evaluating the accounting implications of the amendment and the related loan assignment, and any resulting impacts will be reflected in the Company’s Annual Report on Form 10-K for the year ending December 31, 2026.
Withdrawal of Check-the-Box Election
On October 23, 2026, the Company filed a request with the IRS to withdraw the check-the-box election for Fermi Turbine Holdco LLC (see Note 2, Significant Accounting Policies) so that it remains a disregarded entity for the taxable year ending December 31, 2026, consistent with the Company’s decision not to make a REIT election for that year. Approval of the rescission is anticipated, but is not effective until confirmation of the rescission is received from the IRS.
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
Overview
Fermi Inc. exists to power the artificial intelligence needs of tomorrow. We are developing a utility-scale and utility-grade private-grid powered campus for AI-centric customers—developing and leasing large-scale, grid-independent and interdependent energy generation and high-performance computing facilities purpose-built for the hyperscale era. Our strategy is anchored by Project Matador in the Texas Panhandle, a multi-phased development on a 5,236-acre site held or to be held under a long-term ground lease with the Texas Tech University System (the “TTU Lease”) that is designed to deliver up to 11 gigawatts (“GW”) of predominantly private power generation capacity supplemented by strong grid interconnections and utility-supplied system power designed to support up to approximately 15 million square feet of AI-ready hyperscale compute infrastructure over a multi-decade timeline. Together with adjacent acreage acquired, under contract, or subject to options to purchase, the expanded campus is expected to encompass approximately 8,400 acres in the aggregate, with generation capacity expandable up to approximately 17 GW, subject to the closing of the optioned and other pending land acquisitions and receipt of incremental Texas Commission on Environmental Quality (“TCEQ”) air

permits. We plan to develop and lease private-grid powered data center space supported by an integrated, on-demand energy and site infrastructure platform, including on-site natural gas-fired generation, supplemental grid-supplied power, battery energy storage systems for both enhanced system reliability and to modulate the effects of customer-facing load volatility, solar generation for low-cost, zero-carbon energy displacement, and longer-term nuclear baseload supply, all in furtherance of our objective to support large, long-duration, and reliability-sensitive hyperscale deployments.
We were formed in January 2025 and have not generated revenue to date. Our efforts to date have focused on advancing site control and infrastructure readiness, engineering and procurement, permitting and regulatory activities, grid interconnection and fuel and water arrangements, and commercial discussions with prospective tenants. We do not expect to generate operating revenues until we deliver leased private-grid powered data center capacity, together with the associated private power and site services provided as an incident of tenancy, under definitive tenant lease agreements at Project Matador. Our ability to execute our plan depends on obtaining required approvals, converting tenant discussions into binding agreements, and raising strategic capital.
We previously stated that we intended to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2025; however, we have determined to defer our REIT election. Accordingly, we do not have a REIT election in place for U.S. federal income tax purposes at this time. We were taxable as a C corporation for our short taxable year ended December 31, 2025, and we expect to be taxable as a C corporation for U.S. federal income tax purposes at least through our taxable year ending December 31, 2026. It is possible that we may seek to qualify and elect to be taxable as a REIT for U.S. federal income tax purposes in the future, but the timing of any such election has not been determined, and it is possible that we will never make a REIT election. See Note 2, Significant Accounting Policies — Income Taxes, to our unaudited condensed consolidated financial statements and the risk factors under “Risks Related to REIT Qualification” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026.
Recent Developments
Hyperscaler Letter of Intent
On November 10, 2026, the Company entered into a non-binding letter of intent with an investment-grade hyperscaler (the “IG Tenant”) for the delivery of approximately 600 megawatts (“MW”) of powered land (the “Hyperscaler LOI”). The Hyperscaler LOI is subject to the negotiation and execution of definitive documentation.
In connection with the Hyperscaler LOI, the Company and the IG Tenant have entered into financial and development commitments ahead of finalizing a lease. These financial and development commitments include (i) a $200 million prepayment agreement and (ii) a $15 million early construction and site development agreement. Additionally, the Company and the IG Tenant are working to finalize an agreement for the sale to the IG Tenant of certain structural steel and building materials for approximately $90 million.
Termination of TensorWave Lease
On August 9, 2026, Fermi Campus 1 LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, entered into a Data Center Lease and Services Agreement with TensorWave TEX1, LLC, a Delaware limited liability company and a subsidiary of TensorWave Inc., for a build-to-suit data center within Project Matador. The agreement was amended on September 22, 2026, and amended and restated on October 9, 2026, to, among other things, provide that the parties may extend the October 31, 2026 closing date to no later than December 31, 2026 (as so amended and restated, the “TensorWave Lease”). The closing date under the TensorWave Lease passed without extension on October 31, 2026, and on November 10, 2026, the TensorWave Lease was terminated in accordance with its terms. See Note 9, Subsequent Events, to our unaudited condensed consolidated financial statements.
Amendment to Turbine Warehouse Equipment Financing
On October 9, 2026, we entered into a limited waiver and amendment of our Turbine Warehouse Equipment Financing that, among other things, eliminated the condition under which the minimum principal payments would have increased, and the administrative agent could have begun marketing the financed equipment, if we had not entered into a lease or offtake arrangement for at least 400 MW at Project Matador by November 10, 2026, and in connection with which MUFG assigned its loans and commitments under the facility to a syndicate of new lenders. See “—Liquidity and Capital Resources—Turbine Warehouse Equipment Financing—Amendment No. 1” and Note 9, Subsequent Events, to our unaudited condensed consolidated financial statements.

Nuclear Program Update
In July 2026, Hyundai Engineering & Construction Co., Ltd., a global engineering, procurement, and construction (“EPC”) contractor with extensive experience in the construction of nuclear power plants, completed a front-end engineering design (“FEED”) study for the nuclear generation component of Project Matador. The FEED study supports the feasibility of our planned nuclear deployment, subject to completion of ongoing site-specific geotechnical investigations and associated engineering evaluations, and provided preliminary cost and schedule estimates. These estimates will inform further project development and serve as a basis for negotiating one or more EPC agreements.
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
On October 9, 2026, the NRC published a Federal Register notice announcing the availability of its draft Environmental Impact Statement for the four proposed Westinghouse AP1000 units at Project Matador. The public comment period on the draft Environmental Impact Statement runs through November 23, 2026.
Our current plan envisions the commissioning of one Westinghouse reactor unit in each of 2034, 2035, 2036, and 2037, reflecting an expected delay of approximately one year for the first unit relative to our previously disclosed plan. We continue to expect the subsequent units to be commissioned on their original schedule. These projected milestones remain subject to completion of licensing, engineering, regulatory approvals, procurement, construction, and commissioning activities.
Hillcore Framework Agreement
On August 11, 2026, the Company entered into a framework agreement (the “Framework Agreement”) with Hillcore Energy Capital Corporation (“Hillcore”), a corporation incorporated under the laws of the Province of Alberta, Canada. Under the Framework Agreement, Hillcore intends to finance, construct, own, and operate a gas-fired power generation, solar generation, and battery energy storage facility, the Hillcore Power Center (the “HPC”), on an approximately 400-acre portion of the Project Matador campus to be subleased to Hillcore at a nominal rent under a build-own-operate-transfer (“BOOT”) structure, with the Company serving as anchor offtaker under a series of long-term end-user power purchase agreements (“PPAs”). Hillcore intends to install up to approximately 2.6 GW of total power capacity at the HPC site, including approximately 100 MW of solar and battery energy storage system capacity, and has agreed to use reasonable commercial efforts to construct an initial block of approximately 360 MW without any condition that the Company first enter into tenant power purchase arrangements for that capacity. Because Hillcore would finance, construct, own, and operate the HPC, the Framework Agreement, if consummated, is expected to reduce the direct capital expenditures the Company would otherwise incur to develop the corresponding gas-fired generation capacity at Project Matador.
During the operating period, the Company would purchase capacity under the end-user PPAs on a take-or-pay basis in an amount equal to or greater than 50% of the aggregate power requirements of all tenants at the Project Matador campus, at a fixed capacity charge, with gas costs treated as a pass-through. The fixed capacity charge is itself a pass-through obligation to the Company’s tenants, and the Company’s guarantee of its payment obligations under the end-user PPAs is capped at twelve months of fixed capacity charge payments then payable. The Framework Agreement has an initial term of three years, provides for three-year exclusivity arrangements covering BOOT gas-fired power supply and excess power marketing at Project Matador, and grants the Company an option to acquire the HPC assets at fair market value after specified anniversaries. The transactions contemplated by the Framework Agreement remain subject to the negotiation and execution of definitive documentation. On November 6, 2026, the Company and Hillcore entered into a First Amendment to the Framework Agreement that extended the deadline for execution of the definitive documentation from 90 days following execution of the Framework Agreement to December 18, 2026, unless the parties mutually agree in writing to further extend such date. There can be no assurance that the definitive documentation will be executed or that the transactions contemplated by the Framework Agreement will be consummated on the anticipated timeline or at all.
Management Changes
As previously disclosed in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2026 and June 30, 2026, in April 2026 the Company’s Board of Directors (the “Board”) removed Toby Neugebauer as President and Chief Executive Officer and subsequently terminated his employment for Cause, established an Interim Office of the CEO led by Jacobo Ortiz Blanes and Anna Bofa as Co-Presidents, and appointed Robert L. Masson as Interim Chief Financial Officer following the resignation of Miles Everson as Chief Financial Officer.
On July 10, 2026, Mr. Everson resigned from the Board.
On July 20, 2026, the Board appointed the following individuals as officers of the Company: George Wentz as General Counsel, Anna Bofa as Chief Commercial Officer, Jacobo Ortiz Blanes as Chief Operating Officer, and Robert L. Masson, previously the Company’s Interim Chief Financial Officer, as Chief Financial Officer (the “Officer Appointments”). The Officer Appointments were effective as of July 22, 2026. Ms. Bofa and Mr. Ortiz Blanes continued to serve as Co-Presidents of the Interim Office of the CEO, in addition to their respective Officer Appointments, until the appointment of Lee McIntire as Chief Executive Officer on August 11, 2026, as described below.
Mr. Wentz is the founder, a director, and Chief Executive Officer of MAD Energy Limited Partnership (“MAD Energy”), the counterparty to the net profits interest assumed in connection with the Company’s acquisition of its first six Siemens SGT-800 gas turbines (the “Firebird Acquisition”) and a named co-defendant in the Firebird litigation. Mr. Wentz is also a member of the Davillier Law Group (“Davillier”), a law firm that has provided, and continues to provide, legal services to the Company. Accordingly, from the effective date of Mr. Wentz’s appointment, MAD Energy, Davillier, and their respective affiliates are related parties of the Company, and transactions with, or amounts arising under existing arrangements payable to, MAD Energy or Davillier from that date are disclosed as related party transactions. See Note 2, Significant Accounting Policies — Related Party Transactions, and Note 8, Commitments and Contingencies, to our unaudited condensed consolidated financial statements.
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
On October 12, 2026, Mesut Uzman, the Company’s Chief Nuclear Construction Officer, departed the Company.
Convertible Senior Notes Offering
In July 2026, we issued $431.3 million aggregate principal amount of 5.00% convertible senior notes due 2031 (the “Notes”) in a private offering (the “Offering”) for net proceeds of approximately $418.0 million after deducting the initial purchasers’ discounts and commissions and offering expenses paid in cash, and entered into related capped call transactions (the “Capped Call Transactions”). The Notes, the Capped Call Transactions and the advisory fees we settled in shares of our common stock are described under “—Liquidity and Capital Resources—Convertible Senior Notes” and in Note 5, Debt, net, to our unaudited condensed consolidated financial statements.
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
We expect our general and administrative expenses to increase for the foreseeable future as we continue to scale as a company. We also anticipate incurring additional costs as a result of operating as a public company, including expenses associated with compliance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and applicable securities exchanges, as well as legal, audit, investor relations, insurance, and other administrative and professional services. During the three and nine months ended September 30, 2026, we incurred significant non-cash share-based compensation charges, and we continue to expect to recognize recurring non-cash share-based compensation charges in future periods as the requisite service periods for outstanding unvested awards are satisfied.

Interest Income (Expense)
Interest income consists of interest earned on cash and cash equivalents held in interest-bearing accounts during the period. We recognized no interest expense for the three and nine months ended September 30, 2026, because all interest was capitalized to qualifying assets.
Other Income (Expense), Net
Other income (expense), net consists of the loss on extinguishment of the Macquarie Term Loan and the write-off of Promissory Note issuance costs. See “—Liquidity and Capital Resources” for a description of the Macquarie Term Loan and the Promissory Note.
Results of Operations
The following table sets forth the components of our statements of operations for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30, 2026	For the period from January 10, 2025 (Inception) through September 30, 2025
(in thousands)	2026	2025
Expenses:
General and administrative	$142,161	$37,776	$335,164	$43,463
Total expenses	142,161	37,776	335,164	43,463
Loss from operations	(142,161)	(37,776)	(335,164)	(43,463)
Other income (expense):
Interest income (expense)	2,207	12	5,509	(669)
Other income (expense), net	(1,645)	(309,048)	(26,443)	(309,048)
Total other income (expense)	562	(309,036)	(20,934)	(309,717)
Net loss	$(141,599)	$(346,812)	$(356,098)	$(353,180)
General and Administrative
General and administrative expenses for the three and nine months ended September 30, 2026, totaled $142.2 million and $335.2 million, respectively, compared to $37.8 million for the three months ended September 30, 2025, and $43.5 million for the period from January 10, 2025 (Inception) through September 30, 2025. General and administrative expenses primarily reflect the following for the three and nine months ended September 30, 2026, respectively:
(1)$65.8 million and $184.5 million of net share-based compensation expense. The net share-based compensation expense during the nine months ended September 30, 2026, includes the reversal of previously recognized expense for awards forfeited upon the departure of certain executives during the period;
(2)$10.9 million and $21.3 million of personnel-related expenses, including recruiting and severance costs, for employees and service providers supporting corporate, executive, finance, and administrative functions;
(3)$20.5 million and $60.1 million of costs for outside professional services such as legal, accounting, and audit;
(4)$21.5 million, for both the three and nine months ended September 30, 2026, of financial advisory expense settled through the issuance of common stock to a financial advisor;
(5)$21.6 million and $40.9 million of other general corporate activities including utilities reservation fees, turbine storage, shipping and handling costs, travel, and marketing; and
(6)$1.9 million and $6.9 million related to the write-off of previously capitalized construction in progress.
General and administrative expenses were $37.8 million for the three months ended September 30, 2025, and $43.5 million for the period from January 10, 2025 (Inception) through September 30, 2025. These amounts primarily reflected $24.8 million and $28.4 million, respectively, of share-based compensation and the remaining $13.0 million and $15.1 million, respectively, were for personnel-related expenses for employees and service providers supporting corporate, executive, finance, and administrative functions as well as outside professional services, such as legal, accounting, and audit, and other general corporate costs, including travel and recruiting.
Interest Income (Expense)
Interest income for the three and nine months ended September 30, 2026, totaled $2.2 million and $5.5 million, respectively, compared to interest income of less than $0.1 million for the three months ended September 30, 2025, and net interest expense of $0.7 million for the period from January 10, 2025 (Inception) through September 30, 2025. The increase primarily reflects higher average balances of cash and cash equivalents following the IPO and the Offering.
We capitalized $22.2 million and $48.0 million of interest to property, plant, and equipment, net for the three and nine months ended September 30, 2026, respectively, and accordingly recognized no interest expense in either period.
All interest expense incurred during the three months ended September 30, 2025, was capitalized to construction in progress and, as a result, no interest expense was recognized during the period.
Interest income (expense), net for the period from January 10, 2025 (Inception) through September 30, 2025, totaled $0.7 million of non-cash interest expense recognized in connection with paid-in-kind convertible notes.
Other Income (Expense), Net
Other income (expense), net was a net expense of $1.6 million for the three months ended September 30, 2026, and a net expense of $26.4 million for the nine months ended September 30, 2026, compared to net expense of $309.0 million for both the three months ended September 30, 2025, and for the period from January 10, 2025 (Inception) through September 30, 2025.
The net expense for the three months ended September 30, 2026, primarily reflects $1.6 million expense for the write-off of Promissory Note issuance costs. The net expense for the nine months ended September 30, 2026, primarily reflects $24.8 million of non-cash charges related to the extinguishment of the Macquarie Term Loan and $1.6 million of expense for the write-off of Promissory Note issuance costs. See “—Liquidity and Capital Resources” for a description of the Macquarie Term Loan and the Promissory Note.
Other income (expense), net for both the three months ended September 30, 2025, and for the period from January 10, 2025 (Inception) through September 30, 2025, totaled $309.0 million. The amount primarily reflects non-cash charges, including a $173.8 million charitable contribution expense related to the donation of 11,250,000 Class B non-voting units of Fermi LLC (“Class B Units”) to Dechomai Asset Trust, an unrelated, third party, 501(c)(3) public nonprofit organization, a $61.0 million fair value loss recognized on our Series B convertible secured promissory notes (the “Series B Convertible Notes”), for which the Company elected the fair value option, $46.4 million of fair value losses on embedded derivative liabilities related to the preferred units of Fermi LLC (the “Preferred Units”), a $23.7 million inducement expense related to the conversion of our Series A convertible secured promissory notes (the “Series A Convertible Notes”) and the Series B Convertible Notes in connection with the issuance of the Preferred Units, and $4.2 million of fair value losses on embedded derivative liabilities associated with the Macquarie Term Loan.
Liquidity and Capital Resources
Liquidity and Going Concern
Under Accounting Standards Codification Topic 205-40, Presentation of Financial Statements—Going Concern, we are required to evaluate whether conditions or events raise substantial doubt about our ability to meet future financial obligations as they become due within one year after the accompanying unaudited condensed consolidated financial statements are issued.
Project Matador will require substantial capital investment to achieve commercial operation. As of September 30, 2026, the Company had not generated any revenues, had incurred recurring losses from operations and negative cash flows from operating activities since inception, and had substantial near-term capital expenditure obligations under existing equipment purchase, construction, lease, and other project-related commitments. As of September 30, 2026, the Company had cash and cash equivalents of $286.3 million and restricted cash of $29.2 million, a portion of which is available to fund defined capital expenditures. When measured against forecasted disbursements under the Company’s current operating plan, these resources are not sufficient to satisfy the Company’s financial obligations as they become due within one year after the date the accompanying unaudited condensed consolidated financial statements are issued. Considered in the aggregate and before consideration of management’s plans, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within that period.
In order to alleviate the substantial doubt, the Company has approved and undertaken several measures. In addition to existing cash on hand and restricted cash, the Company has undrawn committed borrowing capacity under the Company’s existing equipment financing facilities, the terms of which are further described below. The Company also holds significant equity in its power generation, substation and transformer, data center, and other ancillary equipment, and, in the event the Company elects to monetize all or any portion of these assets in markets where demand currently exceeds available supply, such monetization would further mitigate the Company’s near-term liquidity needs. In addition, the Company is actively working with its suppliers, contractors, and other counterparties to sequence the timing of future capital expenditures with the execution of definitive tenant agreements and the corresponding project-level financing arrangements expected to be secured in connection therewith, in order to align cash outflows with available liquidity through the assessment period. Certain of the Company’s near-term cash commitments, including obligations to post collateral and credit support in connection with certain commercial arrangements, would arise only if the Company elects to proceed under those arrangements and are intended to secure capacity for anticipated future tenant demand rather than to support current operations. In addition, because the Company’s equipment financing obligations are secured by the financed equipment, whose value exceeds the related obligations, the Company could satisfy those obligations through the pledged equipment itself, limiting the demand on its other liquidity sources. Management expects to defer, scale, or renegotiate the timing and amount of these obligations with the applicable counterparties as development progresses and tenant requirements are finalized. There is no guarantee that these counterparties will agree to renegotiate the terms of their commercial arrangements with the Company, and it is possible that management’s efforts to renegotiate terms or defer obligations under existing commercial arrangements, such as deferring or renegotiating obligations to post collateral and credit support in connection with certain commercial arrangements, could result in a termination of those arrangements by the counterparties. If the Company is unable to raise capital in the amounts, timing, or terms it expects, it may be forced to delay capital expenditures, amend or terminate its purchase commitments, or surrender assets pledged as collateral under its financing agreements in order to preserve liquidity, which could materially extend its development timeline and delay one or more phases of Project Matador, preventing it from achieving planned operational and financial milestones within the anticipated timeframe. The Company is also pursuing additional project-level capital arrangements and customer arrangements with strategic counterparties that, although subject to counterparty action and other conditions outside the Company’s control and therefore not relied upon by management in concluding that substantial doubt has been alleviated, would, if executed, provide further liquidity to the Company.
Based on the magnitude and timing of the Company’s cash on hand and restricted cash, undrawn capacity under the Company’s existing committed equipment financing facilities, and the Company’s ability to sequence capital expenditures to align with the execution of definitive tenant agreements and associated project financing, management has concluded that (i) it is probable that the Company’s plans will be effectively implemented within twelve months following the issuance of the accompanying unaudited condensed consolidated financial statements and (ii) it is probable that those plans, when implemented, will mitigate the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within that period. Accordingly, management has concluded that its plans alleviate the substantial doubt, and the accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. There can be no guarantee that the Company’s plans will be successfully implemented or, if implemented, that they will mitigate the conditions and events that gave rise to substantial doubt within that period.
Turbine Warehouse Equipment Financing
On February 10, 2026 (the “Closing Date”), the Company consummated a strategic financing with MUFG Bank, Ltd. (“MUFG”) (the “Turbine Warehouse Equipment Financing”) pursuant to an Equipment Supply Loan Financing Agreement (the “Credit Agreement”) entered into by Fermi Turbine Warehouse LLC (the “Borrower”), Firebird Equipment Holdco, LLC, as subsidiary guarantor, and MUFG, as initial sole lender. The Turbine Warehouse Equipment Financing was entered into to fund purchases under the Company’s equipment purchase agreement with Siemens Energy, Inc. (“Siemens”) for three SGT6-5000F turbines (the “Siemens F-Class EPA”) and related equipment for Project Matador, refinance the Company’s then-existing Macquarie Term Loan (as defined below), and support the delivery, construction, and deployment of turbines across Fermi’s existing fleet.
The Credit Agreement provides for a senior secured equipment loan warehouse facility in an aggregate principal amount of up to $500.0 million. Borrowings under the Credit Agreement may be made from the Closing Date through the nine-month anniversary of the Closing Date. Each loan under the Credit Agreement bears interest at a rate per annum equal to (i) in the case of Term SOFR Loans, the Term SOFR rate for the applicable interest period plus 4.0% per annum, or (ii) in the case of RFR Loans, Daily Simple SOFR plus 4.0% per annum, in each case as those terms are defined in the Credit Agreement and based on the Secured Overnight Financing Rate (“SOFR”). As of September 30, 2026, $444.9 million was outstanding under the facility.
Proceeds of the loans under the Credit Agreement may be used to (i) pay equipment acquisition costs or make distributions to the Company or its affiliates to reimburse for equipment acquisition costs paid prior to the Closing Date, (ii) pay fees and transaction costs, (iii) fund required reserve accounts, and (iv) make distributions to the Company to repay existing indebtedness of the Company or its affiliates in respect of qualified equipment to be financed under the Credit Agreement. Proceeds of borrowings on the Closing Date were used, in part, to make payments to Siemens in an amount equal to $201.6 million pursuant to the Siemens F-Class EPA.
The loans under the Credit Agreement mature on the eighteen-month anniversary of the Closing Date. The Borrower is required to repay (i) on each quarterly payment date, the minimum principal payment then due and owing, and (ii) on the loan maturity date, the remaining unpaid principal amount of all loans plus any other obligations under the financing documents. Prior to the nine-month anniversary of the Closing Date, no minimum principal payment is due. Thereafter, following the amendment described below under “—Amendment No. 1,” the minimum quarterly principal payment is 5% of the aggregate principal amount of loans outstanding. Prior to that amendment, the minimum principal payment would have been 10% of the aggregate principal amount of loans outstanding if no lease or offtake agreement with respect to the first phase of Project Matador for at least 400 MW of power had been signed prior to the nine-month anniversary of the Closing Date.
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
The Credit Agreement imposes loan-to-value requirements on the collateral. The target loan-to-value ratio for delivered equipment is 65%, and the target loan-to-value ratio for undelivered equipment is 55%. If the loan-to-value ratio exceeds the applicable target ratio for more than thirty consecutive days following an updated appraisal with a value more than 2% lower than the initial appraisal for such equipment, an event of default will occur unless the applicable shortfall amount is paid within such thirty-day period. An event of default will also occur if we or one of our affiliates has not consummated, by February 10, 2027, a fully committed financing facility for the first phase of Project Matador sufficient, together with any equity, to fund at least 400 MW of power generation capacity.
Amendment No. 1
On October 9, 2026, the Borrower and Firebird Equipment Holdco, LLC, as subsidiary guarantor, entered into a Limited Waiver and Amendment No. 1 to the Credit Agreement (“Amendment No. 1”) with MUFG, as administrative agent, and the lenders party thereto. Among other things, Amendment No. 1 eliminated the condition under which the minimum principal payments would have increased, and the administrative agent could have begun marketing the financed equipment, if we had not entered into a lease or offtake arrangement for at least 400 MW at Project Matador by November 10, 2026, permitted the transport to and storage of financed equipment at the Project Matador site and at third-party storage facilities, and waived, on a one-time basis, potential defaults arising from the relocation of certain equipment from a port facility in Houston, Texas, and from certain insurance requirements. Amendment No. 1 did not modify the separate February 10, 2027 project financing requirement described above, which remains in effect, and we have not consummated such a financing as of the date of this Quarterly Report. In connection with Amendment No. 1, MUFG assigned all of its loans and commitments under the Credit Agreement to a syndicate of new lenders and continues to serve as administrative agent, and the Borrower paid amendment fees totaling $25.0 million. We are evaluating whether Amendment No. 1, together with the assignment of the loans to the new lenders, will be accounted for as a modification or an extinguishment of the Turbine Warehouse Equipment Financing. See Note 9, Subsequent Events, to our unaudited condensed consolidated financial statements.
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

The Keystone Master Loan Agreement provides for an equipment-backed financing structure pursuant to which HVW may request one or more advances of up to an aggregate principal amount of $120.0 million, which amount may be increased from time to time by up to an additional $100.0 million subject to lender approvals (collectively, the “High Voltage Equipment Financing”). Advances may be requested from the closing date through the earlier of (i) 12 months following the closing date and (ii) the date the High Voltage Equipment Financing is fully advanced. Each advance is evidenced by a separate promissory note, and the term and annual interest rate applicable to each advance are set forth in the applicable promissory note. Advances generally fund up to 80% of the purchase price of the related equipment, with the remaining 20% funded by HVW and/or its affiliates. As of September 30, 2026, HVW had received advances totaling $94.7 million under two promissory notes, each of which bears interest at a fixed rate of 12.90% per annum and matures on August 19, 2031. During the three months ended September 30, 2026, HVW made the first two scheduled principal installments totaling $3.2 million. As of September 30, 2026, $91.5 million was outstanding under the High Voltage Equipment Financing. The High Voltage Equipment Financing is not a revolving credit facility, and each advance is subject to satisfaction of specified conditions and acceptance by the Keystone Agent and the applicable lender. As of September 30, 2026, no further advances were available to HVW under the High Voltage Equipment Financing.
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
Turbine Warehouse II Equipment Financing
On March 26, 2026, Fermi Turbine Warehouse II LLC, a Texas limited liability company and indirect wholly owned subsidiary of the Company (“FTW II”), entered into an Equipment Supply Loan Financing Agreement (the “Beal Credit Agreement”) with Beal Bank USA, as lender, and CLMG Corp., as administrative agent and collateral agent for the lenders, to fund the acquisition of six Siemens SGT-800 industrial gas turbines and related equipment for Project Matador (the “Turbine Warehouse II Equipment Financing”).
The Beal Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $165.0 million (the “Total Loan Commitment”). Borrowings may be made from the closing date through the maturity date, subject to a maximum of 45 borrowings during the loan availability period. Of the Total Loan Commitment, up to $22.9 million is reserved to fund interest and commitment fee payments. Each loan under the Beal Credit Agreement bears interest at a rate of 12.00% per annum, payable quarterly in arrears. Upon the occurrence and during the continuance of an event of default, interest accrues at a default rate of 14.00% per annum. As of September 30, 2026, $32.3 million was outstanding under the facility.
Proceeds of the loans may be used to pay equipment acquisition costs, including progress payments to Siemens under an equipment supply agreement originally entered into in October 2025 and subsequently assigned to FTW II, and to pay financing costs, including interest and fees.
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

Promissory Note
On March 30, 2026, the Company entered into a senior unsecured promissory note (the “Promissory Note”) with YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP, with a committed principal amount of $156.3 million that was reduced by approximately $26.0 million every 30 days. The Company did not request any advances under the Promissory Note. The committed principal amount had been reduced to zero as of September 30, 2026, and the period during which advances could be requested expired on October 1, 2026, with no amounts drawn or outstanding.
Convertible Senior Notes
In July 2026, we issued $431.3 million aggregate principal amount of the Notes, including $56.3 million aggregate principal amount of Notes issued upon the exercise in full by the initial purchasers of their option to purchase additional Notes. The Notes are our senior, unsecured obligations, bear interest at a rate of 5.00% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning January 15, 2027, and mature on July 15, 2031, unless earlier converted, redeemed, or repurchased. The Notes are convertible at an initial conversion rate of 105.0862 shares of common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $9.52 per share, and upon conversion we may settle our conversion obligation in cash, shares of our common stock, or a combination thereof, at our election. Net proceeds from the Offering were approximately $418.0 million, after deducting the initial purchasers’ discounts and commissions and offering expenses paid in cash, of which approximately $34.5 million ($34.7 million including allocated transaction costs) was used to pay the cost of the Capped Call Transactions, which are generally expected to reduce the potential dilution to our common stock upon any conversion of the Notes, effectively increasing the initial conversion price of approximately $9.52 per share to a cap of approximately $14.64 per share. We intend to use the remaining net proceeds for general corporate purposes, including funding a portion of our capital expenditures for Project Matador. See Note 5, Debt, net, to our unaudited condensed consolidated financial statements for additional information.
During the three months ended September 30, 2026, we issued 6,897,729 shares of common stock with an aggregate grant-date fair value of $37.4 million to a financial advisor under an advisory arrangement. Of that amount, 2,352,273 shares with a fair value of $15.9 million were issued in July 2026 as a fee for services related to the Offering and were recorded as debt issuance costs of the Notes, and 4,545,456 shares with a fair value of $21.5 million were issued in September 2026 as a fee under the arrangement and were recognized in general and administrative expenses. The arrangement also provides for additional share-based fees payable upon the completion of certain future transactions. As of September 30, 2026, these conditions were not considered probable and no amount had been recognized. See Note 5, Debt, net and Note 7, Share-Based Compensation, to our unaudited condensed consolidated financial statements for additional information.
Macquarie Term Loan
On August 29, 2025, Fermi Equipment Holdco, LLC (“Fermi Equipment Holdco”) and Firebird Equipment Holdco, LLC entered into a $100.0 million senior secured bridge loan with Macquarie Equipment Capital Inc. (the “Macquarie Term Loan”) to finance the purchase of six Siemens SGT-800 turbines and other ancillary equipment. Immediately following the closing of the Macquarie Term Loan, the Company borrowed $100.0 million under that facility. In February 2026, a portion of the proceeds from the issuance of the Turbine Warehouse Equipment Financing was used to repay the Macquarie Term Loan in full.
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

If we make a REIT election, then as a result of the REIT distribution requirement, we would be unable to rely on retained earnings to fund our ongoing operations to the same extent that other companies that are not REITs can. We may need to continue to raise capital in the debt and equity markets to fund our working capital needs.
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
•Net Proceeds from the Notes: In July 2026, we issued $431.3 million aggregate principal amount of the Notes for net proceeds of approximately $418.0 million, after deducting the initial purchasers’ discounts and commissions and offering expenses paid in cash, of which approximately $34.5 million ($34.7 million including allocated transaction costs) was used to pay the cost of the related Capped Call Transactions, with the remainder available for general corporate purposes. See “—Convertible Senior Notes” above.
•Tenant Prepayments: We expect a significant portion of our contracted revenue base to come from investment-grade tenants, many of whom are anticipated to provide upfront capital contributions or structured prepayments to support dedicated infrastructure buildout. These prepayments enhance early-stage liquidity and reduce reliance on dilutive equity or bridge financing. For non-investment-grade tenants, we intend to require larger upfront prepayments, third-party credit enhancements, or insurance wrappers to mitigate counterparty risk and preserve underwriting standards. This structured approach to tenant capital participation is designed to strengthen our balance sheet, support project-level debt financing, and align tenant incentives with long-term infrastructure utilization. As of the date of this Quarterly Report, we have not entered into definitive lease agreements with any tenants.
•Non-Recourse and Limited Recourse Equipment Financing: We intend to utilize equipment-backed, non-recourse financing facilities to fund the acquisition and deployment of critical long-lead equipment, such as gas turbines and high-voltage electrical infrastructure, prior to final project financing. These financings are generally secured by the financed equipment and related collateral and are structured at subsidiary-level entities aligned with specific equipment portfolios. See “—Turbine Warehouse Equipment Financing,” “—High Voltage Equipment Financing” and “—Turbine Warehouse II Equipment Financing” above.
•Vendor Financing: We intend to negotiate extended payment terms and structured vendor financing arrangements with key equipment manufacturers and EPC contractors. These arrangements may include deferred payment schedules, milestone-based installment structures, or vendor-provided credit facilities tied to equipment delivery and commissioning timelines. Vendor financing reduces upfront capital requirements, preserves liquidity during the construction phase, and aligns payment obligations with project progress and value creation. Where available, we may also pursue vendor take-back financing or equipment lease-to-own structures to further optimize working capital deployment across concurrent development workstreams.
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
•Government Grants and Public Incentives: We have submitted or plan to submit applications to federal and state infrastructure programs, including the U.S. Department of Energy (“DOE”) Office of Energy Dominance Financing, the Advanced Reactor Demonstration Program, and the Texas HB14 Advanced Nuclear Completion Fund. We are currently in the pre-approval process with the DOE Office of Energy Dominance Financing. If approved, the DOE loan would provide long-term, low-cost capital to finance key components of our advanced energy infrastructure, significantly reduce our weighted average cost of capital, de-risk private participation, and enable milestone-based funding aligned with regulatory and construction schedules. If obtained, the DOE loan would also be expected to support broader investor confidence, catalyze private equity co-investment, and serve as a critical enabler of long-term project viability.
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
Our long-range capital plan is shaped by a phased infrastructure delivery model, including a roadmap to deploy four Westinghouse reactors and a multi-phase gas generation strategy. Our current plan envisions the commissioning of one Westinghouse reactor unit in each of 2034, 2035, 2036, and 2037. Each unit is expected to be financed through a combination of tenant prepayments, non-recourse equipment financings and project-level non-recourse debt, DOE loan guarantees, state-level incentive programs, and strategic equity.
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
The capital expenditures we expect to incur as we complete the development of Project Matador will be significant. We currently estimate that the incremental capital expenditures we will incur in the next twelve months will be approximately $2 to $3 billion, primarily to construct and power data center capacity that would support revenue under potential leases, subject to the consummation of definitive lease agreements and alignment with tenant deployment timelines and power delivery requirements. These near-term expenditures are expected to be funded through a combination of our existing cash, including the net proceeds from our IPO and the Notes, draws under our existing equipment financing facilities, tenant prepayments, project-level debt financing, and strategic equity capital. The required capital expenditures beyond the next twelve months are difficult to estimate with precision and will depend on final tenant composition, generation mix, supply chain dynamics, and site optimization decisions.
Liquidity Outlook
As described above under “—Liquidity and Going Concern,” management has concluded that the Company’s plans alleviate the substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of the accompanying unaudited condensed consolidated financial statements. Successful completion of the initial development of Project Matador, however, will require capital in addition to the sources currently available to the Company. As further described above under “—Sources of Liquidity,” we expect to fund the remaining capital needs of the initial development through a combination of additional sources, which may include additional non-recourse equipment financings, structured project-level non-recourse debt, tenant prepayments upon execution of one or more lease agreements, strategic equity investments, monetization of federal energy tax credits, government grants, and property tax abatements. We have not secured additional project-level debt financing beyond the financings we have previously announced or any strategic equity financing. If we are unable to secure tenants and raise additional debt financing or strategic equity capital, our liquidity would be materially constrained. In addition, if we do not deliver an approved customer agreement under the High Voltage Equipment Financing by December 31, 2026, we will be required to prepay that facility, and if we do not consummate a fully committed financing facility for the first phase of Project Matador by February 10, 2027, an event of default will occur under the Turbine Warehouse Equipment Financing, which could permit the lenders to accelerate the outstanding indebtedness and exercise remedies against the financed equipment. Either event would further constrain our liquidity and financial condition. In addition, on August 11, 2026, we entered into the Framework Agreement with Hillcore, under which Hillcore would finance, construct, own, and operate up to approximately 2.6 GW of generation capacity at Project Matador under a BOOT structure, which, if the transactions contemplated by the Framework Agreement are consummated, is expected to reduce the direct capital expenditures we would otherwise incur to develop the corresponding gas-fired generation capacity at Project Matador. On November 6, 2026, we entered into a First Amendment to the Framework Agreement with Hillcore that extended the deadline for execution of the definitive documentation to December 18, 2026, subject to further extension by mutual written agreement of the parties. The transactions contemplated by the Framework Agreement remain subject to the negotiation and execution of definitive documentation and other conditions, and there can be no assurance that they will be consummated. See “—Recent Developments—Hillcore Framework Agreement.”
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

(in thousands)	Nine Months Ended September 30, 2026	For the period from January 10, 2025 (Inception) through September 30, 2025
Net cash used in operating activities	$(110,554)	$(8,291)
Net cash used in investing activities	$(759,549)	$(96,321)
Net cash provided by financing activities	$777,091	$287,605
Cash Flows Used in Operating Activities
Cash used in operating activities for the nine months ended September 30, 2026, totaled $110.6 million, compared to $8.3 million for the period from January 10, 2025 (Inception) through September 30, 2025. The use of cash for the nine months ended September 30, 2026, primarily reflects a net loss of $356.1 million, partially offset by $184.5 million of net non-cash share-based compensation expense, $24.8 million of loss on extinguishment of the Macquarie Term Loan, $22.0 million of non-cash share-based payments for professional services, $6.9 million write-off of previously capitalized construction in progress and $6.8 million of other items. Changes in working capital provided $0.5 million of net cash, as a $15.3 million increase in accounts payable and accrued liabilities reflecting growth in general corporate activities was partially offset by a $14.8 million increase in prepaid expenses and other assets, primarily related to pre-development efforts including capacity reservation payments with utility providers.
For the period from January 10, 2025 (Inception) through September 30, 2025, net cash used in operating activities was $8.3 million. This reflects a net loss of $353.2 million, partially offset by non-cash charges including a $173.8 million charitable contribution of Class B Units to Dechomai Asset Trust, an unrelated, third party, 501(c)(3) public nonprofit organization, a total of $111.6 million of fair value adjustments consisting of $61.0 million of fair value losses on the Series B Convertible Notes accounted for under the fair value option, $46.4 million of fair value losses on embedded derivative liabilities related to the Preferred Units, and $4.2 million of fair value losses on embedded derivative liabilities associated with the Macquarie Term Loan, $28.4 million of share-based compensation expense, and $23.7 million of inducement expense related to the conversion of the Series A Convertible Notes and the Series B Convertible Notes.
Working capital changes also impacted cash flows from operations. Accounts payable and accrued liabilities increased $10.8 million, reflecting growth in vendor activity related to pre-development efforts. This increase was partially offset by a $4.1 million use of cash related to prepaid expenses and other assets, primarily driven by initial deposits and prepaid rent related to the TTU Lease associated with Project Matador.
Cash Flows Used in Investing Activities
Cash used in investing activities for the nine months ended September 30, 2026, totaled $759.5 million, compared to $96.3 million for the period from January 10, 2025 (Inception) through September 30, 2025. The use of cash for the nine months ended September 30, 2026, primarily reflects $759.5 million of investments in property, plant, and equipment, net for early-stage development of Project Matador, including equipment procurement and construction in progress, reflecting our continued execution of the development roadmap for Phase 0 and Phase 1 of the Project Matador campus.
The use of cash of $96.3 million for the period from January 10, 2025 (Inception) through September 30, 2025, primarily reflects $96.3 million of investments in construction in progress for early-stage development of Project Matador, including equipment procurement.
Cash Flows Provided by Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2026, totaled $777.1 million, compared to $287.6 million for the period from January 10, 2025 (Inception) through September 30, 2025. The amount for the nine months ended September 30, 2026, primarily reflects $979.8 million of proceeds from the issuance of debt, net of discount of $23.3 million, under the Notes, the Turbine Warehouse Equipment Financing, the High Voltage Equipment Financing and the Turbine Warehouse II Equipment Financing, partially offset by $147.4 million of debt repayments, consisting primarily of the repayment of the Macquarie Term Loan, the $34.7 million payment for the Capped Call Transactions, $19.0 million of debt issuance costs, and a $1.6 million commitment fee paid under the Promissory Note.
For the period from January 10, 2025 (Inception) through September 30, 2025, net cash provided by financing activities was $287.6 million. The primary sources of cash were $107.6 million from the issuance of Preferred Units, $100.0 million from the issuance of the Macquarie Term Loan, $75.5 million from the issuance of the Series A Convertible Notes, and $26.1 million from the issuance of our convertible unsecured promissory notes (the “Seed Convertible Notes”).
These inflows were partially offset by a $15.0 million payment of a promissory note, $6.5 million of deferred offering costs, and $1.0 million of debt issuance costs. The proceeds were used to support early operating activities, satisfy financing-related obligations, and advance preconstruction milestones for Project Matador.
Commitments and Contractual Obligations
Lease Commitments
As of September 30, 2026, the Company had various fixed and variable lease payment obligations associated with the TTU Lease and the groundwater leases described in Note 6, Leases, to our unaudited condensed consolidated financial statements. In October 2025, the Company entered into a lease agreement with Mobile Power Solutions LLC (“MPS”) through which the Company will be subject to fixed lease payments once the lease commences. During the nine months ended September 30, 2026, the Company paid and recognized within general and administrative expenses a $2.0 million fee under its collaboration agreement with the Texas Tech University System. Under the same agreement, the Company is required to fund an additional $9.0 million into a third-party escrow on or before December 31, 2026, to be released to satisfy amounts payable when due under the TTU Lease. As of September 30, 2026, the Company had not funded the escrow. Because amounts funded into escrow will be applied against the Company’s obligations under the TTU Lease, which are reflected in its lease liability, the funding commitment is not reflected as a separate liability on our condensed consolidated balance sheet and represents a cash requirement in the fourth quarter of 2026. See Note 6, Leases, to our unaudited condensed consolidated financial statements for additional information.
Reservation Payments
In connection with its electrical supply contract, the Company is required to make fixed reservation payments to preserve electric delivery capacity in advance of the commencement of service under that contract. As of September 30, 2026, remaining reservation payments under this contract totaled $5.0 million, all of which is due within the next twelve months. Of this amount, none was accrued as a liability on the unaudited condensed consolidated balance sheet as of September 30, 2026, as the remaining payments do not represent a present obligation of the Company.
Unconditional Purchase Obligations
As of September 30, 2026, we had purchase commitments of approximately $126.2 million under executed contracts with Siemens (the “Siemens Contracts”) for the supply of three SGT6-5000F gas turbine generator units and six SGT-800 gas turbine generator units for Project Matador. Under the Siemens Contracts, we are obligated to make the remaining contractual payments and related shipping costs pursuant to contract milestones. See Note 8, Commitments and Contingencies, for the payments through 2028 for the purchase obligations related to these long-lead-time equipment purchases.
Contingent Consideration
In connection with the Firebird Acquisition, the Company assumed an obligation to pay MAD Energy a net profits interest (the “NPI”). Under the NPI, the Company is obligated to pay 2.5% of the net operating income from the first 1.0 GW of installed dispatchable generation capacity at the Company’s AI infrastructure campus subject to a $100.0 million cap on a net present value basis. Refer to Note 2, Significant Accounting Policies — Contingent Consideration, and Note 5, Acquisitions, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”) for additional detail on the acquisition and related consideration. Effective July 22, 2026, George Wentz, the founder, a director, and Chief Executive Officer of MAD Energy, was appointed General Counsel of the Company; accordingly, from that date the NPI constitutes an arrangement with a related party. See Note 2, Significant Accounting Policies — Related Party Transactions, and Note 8, Commitments and Contingencies.
In connection with the purchase of the Company’s three Siemens SGT6-5000F gas turbines, the Company entered into a Rated Capacity Agreement (the “RCA”) as additional, contingent consideration for the turbines. Under the RCA, the Company is liable to pay Siemens up to $2 million per turbine per calendar quarter based on the operating reliability of each turbine, and not less than $80 thousand per turbine per quarter, for ten years commencing upon provisional acceptance of the turbines, subject to a maximum of approximately $240.0 million on an undiscounted basis. No amounts were recognized under the RCA as of September 30, 2026. Refer to Note 2, Significant Accounting Policies — Contingent Consideration, of the Company’s Annual Report for information regarding the Company’s accounting policy for contingent consideration.
Off-Balance Sheet Arrangements
Surety Bonds and Letters of Credit
In the ordinary course of business, we are required to provide financial commitments in the form of surety bonds and letters of credit to third parties as a guarantee of our performance on and our compliance with certain obligations. If we fail to perform or comply with these obligations, a draw on the applicable surety bond or letter of credit would trigger our obligation to reimburse the issuer. We had outstanding surety bonds issued for our benefit of approximately $35.8 million and letters of credit of $5.3 million as of September 30, 2026. In addition, our natural gas supply contract and electric service agreement require us to provide credit support to the applicable counterparty, which may include standby letters of credit. Under the natural gas supply contract, the credit support must be provided by the earlier of our election to commence deliveries or December 31, 2026. Under the electric service agreement, it must be provided prior to the commencement of electric service, and as of September 30, 2026, deliveries and service had not commenced under either contract and no credit support had been provided.
Other than the surety bonds and letters of credit described above, as of September 30, 2026, we did not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the appropriate application of certain accounting policies, many of which require us to make estimates, judgments, and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and the impact of those events cannot be determined with certainty, the actual results will inevitably differ from our estimates. These differences could be material to the financial statements. We believe our application of accounting policies, and the estimates and assumptions inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, our application of accounting policies has been appropriate, and actual results have not differed materially from those determined using necessary estimates. Our critical policies and accounting estimates are described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the fiscal year ended December 31, 2025, and the consolidated financial statements and the notes included therein. There have been no material changes concerning our critical accounting policies described in our Annual Report for the fiscal year ended December 31, 2025.
Recent Accounting Pronouncements
See Note 2, Significant Accounting Policies, to our unaudited condensed consolidated financial statements for more information about recent accounting pronouncements and the anticipated effects on our unaudited condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk and changes in interest rates. As of September 30, 2026, we had cash, cash equivalents and restricted cash of $315.5 million, consisting of investments in cash and cash equivalents. We consider short-term, highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash consists of funds held in our checking and savings accounts. Restricted cash represents amounts deposited in a bank account that are required to remain restricted in accordance with the terms of the related financing or standby letter of credit agreements. Due to the short-term duration of our investment portfolio and restricted cash, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of those balances.
We are also exposed to interest rate risk on our variable-rate borrowings. As of September 30, 2026, $444.9 million was outstanding under the Turbine Warehouse Equipment Financing, which bears interest at SOFR plus 4.0% per annum. A hypothetical 100 basis point increase in SOFR would increase our annual interest cost on those borrowings by approximately $4.4 million, which, so long as the related interest continues to qualify for capitalization, would be capitalized to property, plant, and equipment, net rather than recognized as interest expense. Our other borrowings, including the Notes, bear interest at fixed rates.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2026, due to the material weakness in our internal control over financial reporting described below.
Previously Reported Material Weakness
As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, we identified a material weakness in our internal control over financial reporting related to a lack of formalized processes, policies, and procedures, inadequate segregation of duties across functions relevant to financial reporting, and an insufficient number of qualified personnel within our accounting, finance, and operational functions who possess an appropriate level of expertise to provide reasonable assurance that transactions are being appropriately recorded and disclosed.
We have concluded that the material weakness continues to exist as of September 30, 2026.

We have concluded that the material weakness exists because we are a newly formed company and have not yet fully developed or implemented our internal control over financial reporting or operational control environment, and therefore do not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company. The deficiencies identified did not result in a material misstatement of our financial statements, and no material misstatements were identified during the nine months ended September 30, 2026.
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
•engaged a third-party Sarbanes-Oxley readiness advisor to assist with design and implementation of our internal controls framework and timely remediation of control deficiencies;
•engaged a third-party co-source firm to assist with the design, documentation and testing of our internal controls;
•substantially completed the design and documentation of a comprehensive internal controls framework, including a Risk and Controls Matrix across in-scope financial statement line items, modeled on Committee of Sponsoring Organizations (“COSO”) principles, other than for information technology general controls; and
•established an audit committee composed of independent directors to provide oversight of our financial reporting and internal control environment.
The following remediation actions are in progress:
•completing the design, documentation and walkthroughs of information technology general controls;
•testing the operating effectiveness of key controls, which will be completed as part of management’s first annual assessment of internal control over financial reporting as of December 31, 2026;
•continuing our initiatives to implement and document policies, procedures and controls;
•completing the implementation and testing of financial and operational reporting systems to support internal controls requirements, including enterprise resource planning and related financial applications;
•continuing to identify and address remaining control deficiencies identified through ongoing walkthrough and testing procedures, including deficiencies related to segregation of duties and information technology general controls over our new enterprise resource planning environment; and
•continuing to enhance segregation of duties across critical accounting and operational functions and implementing robust liquidity planning and cash management controls to support daily operating needs and strategic investments.
During the quarter ended September 30, 2026, we made progress on our remediation plan, including substantially completing the design and documentation of our internal controls framework, other than for information technology general controls, completing walkthrough procedures for key business process controls, and beginning testing of the operating effectiveness of key controls.
We believe we are making progress toward achieving effectiveness of our internal control over financial reporting. The actions that we are taking are subject to ongoing management review and audit committee oversight. Remediated controls may be functioning as designed by year-end but may not have operated in their final state for a sufficient period of time to allow management to conclude, through testing, that they are operating effectively. Management expects to put mitigating controls in place to minimize the risk from any aspects of the material weakness that remain unresolved. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequently evaluated their design and effectiveness over a sufficient period of time, and management concludes, through testing, that they are operating effectively. We may also conclude that additional measures are required to remediate the material weakness in our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
Other than the remediation activities described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The matters described below are those that we believe are material:
Putative Securities Class Action
On January 5, 2026, a putative securities class action complaint was filed in the U.S. District Court for the Southern District of New York captioned Lupia v. Fermi Inc., et al., Case No. 1:26-cv-00050. The complaint names the Company, certain of our directors and officers, and certain underwriters of our IPO as defendants. The complaint purports to be brought on behalf of a class of persons and entities that purchased or otherwise acquired (i) our common stock pursuant and/or traceable to the registration statement and prospectus issued in connection with our IPO and/or (ii) our securities between October 1, 2025 and December 11, 2025, inclusive.
The complaint alleges that defendants made materially false and misleading statements and omissions in the registration statement and prospectus issued in connection with our IPO and in other public statements during the alleged class period, including statements and disclosures relating to, among other things, tenant demand and funding arrangements for Project Matador and the risk of termination of a prospective tenant’s funding commitment. The complaint asserts claims under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, as well as Rule 10b-5 promulgated thereunder, and seeks unspecified damages and other relief (including attorneys’ fees and costs). The court has not appointed a lead plaintiff and the defendants have not yet responded to the complaint.
We intend to vigorously defend against the action. At this time, we are unable to reasonably estimate the possible loss or range of loss, if any, associated with this matter.
Firebird Litigation
On January 27, 2026, a petition captioned 340 Energy, LLC v. Firebird LNG, LLC, et al. was filed in the District Court of Harris County, Texas, and subsequently removed to the Business Court of Texas, Eleventh Division (Cause No. 26-BC11B-0016). The complaint names as defendants Firebird LNG, LLC, MAD Energy Limited Partnership, Firebird Equipment Holdco, LLC, Fermi Equipment Holdco, the Company, and George Wentz. The plaintiff, as assignee of XO Energy Worldwide LLP, alleges that the defendants evaded payment of a brokerage commission allegedly owed in connection with the sale of a contract for six natural gas turbines. As the petition notes, in connection with the transaction, MAD Energy agreed to indemnify the Company and its affiliates against any claims arising out of the engagement of XO Energy, Stephen Murphy, or their affiliates as a broker or finder. Effective July 22, 2026, George Wentz, the founder, a director, and Chief Executive Officer of MAD Energy, was appointed General Counsel of the Company. See Note 2, Significant Accounting Policies — Related Party Transactions, and Note 8, Commitments and Contingencies, to our unaudited condensed consolidated financial statements.
The petition asserts claims for, among other things, violations of the Texas Uniform Fraudulent Transfer Act (and, in the alternative, the Delaware Uniform Voidable Transfers Act), money had and received, tortious interference, civil conspiracy, breach of contract, and quantum meruit, and seeks compensatory damages of not less than approximately $6.0 million, exemplary damages, avoidance of the challenged transfers, the imposition of a constructive trust and other equitable relief, pre- and post-judgment interest, and attorneys’ fees and costs. The Company and its named affiliates moved to dismiss under Texas Rule of Civil Procedure 91a on March 31, 2026. A hearing on the motion to dismiss was held on July 13, 2026. At the hearing the court took the motion under advisement and issued an order denying the motion to dismiss on August 11, 2026.
On September 30, 2026, the parties executed a binding settlement term sheet resolving the action and subsequently executed a definitive settlement agreement, resulting in the dismissal with prejudice of the action on October 29, 2026 by the court. Under the settlement, neither the Company nor any of its subsidiaries will make any payment or provide other consideration, and each party will bear its own attorneys’ fees and costs. The releases in favor of the Company and its subsidiaries became effective upon payment of the settlement amount by MAD Energy, which is a related party of the Company and made the payment under its indemnification of the Company and its affiliates. Because the Company will not make any payment under the settlement and MAD Energy’s payment is not an obligation of the Company, no liability was accrued for this matter as of September 30, 2026.
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
On July 2, 2026, Mr. Neugebauer, together with Vicksburg Investments Management LLC, filed a First Amended Petition in the same action, which added James Richard “Rick” Perry as an additional director defendant. The amended pleading asserts two counts. Count I seeks a declaration that the May 13, 2026 amendment to the Company’s bylaws (the “Bylaws”), which imposed a 70% requirement for shareholder amendments to specified provisions, is void. Count II seeks a declaration that the special meeting Mr. Neugebauer purported to schedule for May 29, 2026, was validly called and that the Board lacked authority to cancel it. The same day, the plaintiffs also filed an Emergency Motion for Expedited Discovery seeking responses to their discovery requests on a compressed timeline. On July 7, 2026, the Court denied that motion without prejudice, concluding that the plaintiffs had not shown good cause under Texas Rule of Civil Procedure 191.1 for expedited discovery. On August 31, 2026, the defendants filed a Rule 91a Motion to Dismiss. The hearing was initially set for October 6, 2026.
On September 8, 2026, plaintiffs filed a Second Amended Complaint and Application for Temporary Injunction. The Second Amended Complaint retained Counts I and II and added Count III, which sought a judicial declaration concerning the voting standards for director elections in the Company’s Bylaws. Plaintiffs also sought a temporary restraining order and temporary injunction. On September 16, 2026, the Court denied plaintiffs’ request for a temporary restraining order.
On September 18, 2026, plaintiffs filed a Third Amended Petition and Application for Temporary Injunction, further amending their allegations and Counts I, II, and III. A hearing on plaintiffs’ Application for Temporary Injunction was scheduled for October 27, 2026; however, on October 26, 2026, plaintiffs submitted a letter to the court withdrawing their Application for Temporary Injunction.
On October 15, 2026, the defendants filed an Amended Rule 91a Motion to Dismiss plaintiffs’ Third Amended Petition. The defendants’ Amended Rule 91a Motion to Dismiss remains pending and is scheduled to be heard on November 19, 2026.
We intend to vigorously defend against this action.

Bayonne Litigation
On June 29, 2026, Bayonne Plant Holding, L.L.C. (“Bayonne”), a Delaware limited liability company affiliated with International-Matex Tank Terminals, filed a complaint against our subsidiary Fermi Equipment Holdco in the U.S. District Court for the District of New Jersey, captioned Bayonne Plant Holding, L.L.C. v. Fermi Equipment Holdco, LLC, Case No. 2:26-cv-07904-JXN-JBC. The complaint was served on the subsidiary’s registered agent on July 8, 2026. The court’s subject-matter jurisdiction is premised on diversity of citizenship.
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
We intend to vigorously defend against the action. The matter is at a preliminary stage and no discovery has occurred. On August 24, 2026, Fermi Equipment Holdco filed a partial motion to dismiss the complaint, which remains pending. At this time, we are unable to determine whether an unfavorable outcome is reasonably possible or to estimate the amount or range of reasonably possible loss, if any, associated with this matter.
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
The petition alleges that in April 2025 Fermi LLC granted the plaintiffs an aggregate of 25,000 Class B Units pursuant to joinder agreements, and that the Company’s board of managers wrongfully reclaimed those units in July 2025 following an investigation that the plaintiffs characterize as pretextual. The plaintiffs assert claims for conversion against both defendants and for breach of contract against the Company, and allege that, absent the reclamation, the units would have converted into approximately 11,250,000 shares of the Company’s common stock in connection with the Company’s Corporate Conversion and IPO. The petition seeks monetary relief that the plaintiffs allege exceeds $415 million, together with the imposition of a constructive trust on shares or proceeds, pre- and post-judgment interest, attorneys’ fees, and costs.
The Company disputes the plaintiffs’ allegations and intends to defend the matter vigorously. The Company was served on August 19, 2026, and has moved to compel arbitration of the plaintiffs’ claims and to stay the proceeding. The plaintiffs opposed the motion on October 1, 2026, the Company filed its reply on October 8, 2026, and on November 12, 2026, the court granted the motion, ordered the plaintiffs to arbitrate their claims against the Company, and stayed the proceeding in its entirety, including the claim against Mr. Neugebauer, pending completion of the arbitration. No discovery has been taken.
The Company has concluded that it is not probable that a liability was incurred as of September 30, 2026, and accordingly no liability has been accrued for this matter. An unfavorable outcome is reasonably possible, but the Company is unable to estimate the possible loss or range of loss at this time. The amount of monetary relief specified in the petition does not reflect the Company’s assessment of its potential exposure, and the Company does not believe that the amount alleged is a meaningful indicator of any loss that may ultimately be incurred.
Project Matador Air Permit Challenge
On March 27, 2026, Panhandle Taxpayers for Transparency, an association acting through certain of its members, filed a petition for judicial review in the 200th Judicial District Court of Travis County, Texas, captioned Panhandle Taxpayers for Transparency v. Texas Commission on Environmental Quality, Cause No. D-1-GN-26-002318. The petition challenges the February 25, 2026 order of the TCEQ that denied the petitioner’s request for a contested-case hearing and issued Air Quality Permit Nos. 181009, PSDTX1670 and GHGPSDTX254 for the west campus of Project Matador, alleging that the air dispersion modeling supporting the permits failed to demonstrate compliance with the National Ambient Air Quality Standards. The petition seeks reversal of the permit issuance and remand to the TCEQ for a contested-case hearing; no monetary relief is sought. Our subsidiary Fermi Equipment Holdco intervened in the action as a co-defendant on May 11, 2026. The case was assigned to a presiding judge on May 14, 2026, and there has been no substantive docket activity since that date. We believe the challenge is without merit and intend to vigorously defend the permits; however, an adverse outcome could delay construction at the west campus.
Government Inquiries
On July 30, 2026, Fermi received a subpoena from the United States District Court for the Eastern District of New York (“EDNY”) requesting certain documentation related to Project Matador, the Company, and certain former members of management. In addition, on August 3, 2026, we received a voluntary production of documents request from the SEC covering similar subject matter. Each request is broad in scope and neither contains any allegation of wrongdoing. The Company is cooperating fully with both the EDNY and the SEC.
We are not currently a party to any other legal proceedings that we believe are material. Regardless of the outcome, litigation can be costly and time-consuming and can divert management’s attention and resources. For additional information, see Part II, Item 1A. “Risk Factors” of this Quarterly Report, Note 8, Commitments and Contingencies, to our unaudited condensed consolidated financial statements, and Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 30, 2026, and Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2026 and June 30, 2026. Except as set forth below, we are not aware of any material changes to the risk factors disclosed in the Annual Report, and the following risk factor updates supplement and should be read in conjunction with the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2026 and June 30, 2026. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.
We may not enter into a definitive lease with the IG Tenant.
Although we have entered into the non-binding Hyperscaler LOI, there is no guarantee that the definitive lease with the IG Tenant will be executed. We cannot guarantee that we will be able to negotiate the definitive lease with the IG Tenant on favorable terms or that such definitive lease will have the same terms as set forth in the Hyperscaler LOI.
If we do not receive the notice to proceed under the TTU Lease by December 31, 2026, or obtain an extension of that deadline, the Texas Tech University System may terminate the TTU Lease.
The TTU Lease requires that we receive a notice to proceed from the Texas Tech University System (“TTU”) by December 31, 2026 before we begin vertical construction of data center facilities, and TTU may terminate the TTU Lease if we have not received the notice to proceed by that date. Issuance of the notice to proceed is conditioned on, among other things, our execution of a lease with a Phase 1 tenant for not less than 200 MW of capacity, which condition has not been satisfied. We are in discussions with TTU regarding an extension of the deadline, but there can be no assurance that TTU will agree to an extension on acceptable terms or at all. Project Matador is located on land we lease under the TTU Lease, and substantially all of our assets relate to its development. If TTU terminates the TTU Lease, we would lose our rights to the Project Matador site, which would have a material adverse effect on our business, financial condition and results of operations.
Laws and regulations regarding the development and operation of data centers could adversely affect demand for our private-grid powered data center capacity.
Various federal, state, local, and foreign governmental authorities have enacted or are considering laws and regulations regarding the development of data center infrastructure. This includes moratoria on new data center development, enhanced permitting and environmental review processes, suspension of permitting activities, elimination or reduction of tax incentives, and operational requirements or restrictions relating to energy efficiency, electricity and water consumption, labor, traffic congestion, noise mitigation, or other community-impact measures. Public opposition to data center development has increased and has become a prominent political issue. In the November 2026 elections, voters in numerous jurisdictions approved local ballot measures restricting data center development, and candidates who campaigned on restricting data center development were elected to statewide office in several states, including Texas, where Project Matador is located. We expect that this heightened public and political scrutiny may lead to additional moratoria, restrictions, and requirements at the federal, state, and local levels. The implementation of moratoria and new requirements and restrictions could increase costs, delay or reduce planned data center infrastructure investments, limit the size and location of data centers, cause tenants to shift planned development to other jurisdictions, or otherwise constrain the deployment or expansion of data center infrastructure by our tenants. Any sustained reduction or delay in data center development activity or operations could materially and adversely affect demand for our private-grid powered data center capacity, our results of operations, and our financial condition.
Tightening credit markets have reduced the availability of financing for data center and power infrastructure projects which may negatively impact our operations in the future.
Credit market tightening and general economic uncertainty have begun to change how lenders manage their risk profiles. In view of changing market dynamics, some lenders are reducing or eliminating funding for data center and power infrastructure projects or tightening the terms on which they provide it, which could delay our financing for Project Matador or increase its cost. Additionally, lenders may impose more restrictive funding milestones and conditions, which may further reduce our available liquidity. If lenders continue to reduce or eliminate funding for these projects, our liquidity available for operations may be negatively impacted.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On July 16, 2026, and September 17, 2026, the Company issued 2,352,273 and 4,545,456 shares of common stock, respectively, to a financial advisor and its designees as consideration for advisory services with an aggregate fair value of approximately $37.4 million.
The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving a public offering. The shares are subject to transfer restrictions, and the book-entry records evidencing the shares contain an appropriate legend stating that such shares have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. No underwriters were involved in the foregoing issuances, and no underwriting discounts or commissions were paid.
Use of Proceeds
On September 30, 2025, our registration statement on Form S-11 was declared effective by the SEC. On October 2, 2025, in connection with its IPO, in which the Company issued and sold 32,500,000 shares of its common stock at a public offering price of $21.00 per share, the Company received net proceeds of $648.4 million after deducting the underwriting discounts and commissions, and before deducting deferred offering costs of $14.2 million. On October 2, 2025, concurrently with the closing of the IPO, the underwriters exercised their over-allotment option and purchased from the Company an additional 4,875,000 shares of common stock at the IPO price, which resulted in net proceeds to the Company of $97.2 million after deducting the underwriting discounts and commissions. The total net proceeds from the IPO were $745.6 million. There has been no material change in the expected use of the net proceeds from our IPO as described in our prospectus dated September 30, 2025, filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 3. Defaults Upon Senior Securities
As of September 30, 2026, the lenders under the Turbine Warehouse Equipment Financing had asserted potential defaults arising from the relocation of certain financed equipment from a port facility in Houston, Texas, and from certain insurance requirements. On October 9, 2026, the lenders waived these potential defaults on a one-time basis pursuant to Amendment No. 1, which also permitted the transport to and storage of financed equipment at the Project Matador site and at third-party storage facilities. No payment default occurred, and no default or event of default was continuing under the Turbine Warehouse Equipment Financing as of the date of this Quarterly Report. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Turbine Warehouse Equipment Financing—Amendment No. 1” and Note 5, Debt, net, and Note 9, Subsequent Events, to our unaudited condensed consolidated financial statements.
Item 4. Mine Safety Disclosures
This item is not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
Except as stated below, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the three months ended September 30, 2026.
On August 20, 2026, Jacobo Ortiz Blanes, the Company’s Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading arrangement provides for the sale of up to 3,177,894 shares of common stock, including shares held by Mr. Ortiz Blanes’s affiliate, Las Brisas Financial Services LLC. The trading arrangement will terminate on May 28, 2027, or earlier if all transactions under the trading arrangement are completed, subject to early termination for certain specified events set forth in the trading arrangement.
On September 25, 2026, Charles Lynn Hamilton, the Company’s Chief Site Development Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading arrangement provides for the potential sale of up to 2,000,000 shares of the Company’s common stock and is also intended to provide for “eligible sell-to-cover transactions” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act) to satisfy tax withholding obligations arising exclusively from the vesting and settlement of performance stock units. The number of shares that will be sold to satisfy applicable tax withholding obligations upon settlement is not currently determinable, as the number will vary based on the market price of the Company’s common stock and the extent to which vesting conditions are satisfied. The trading arrangement will terminate on November 29, 2027, or earlier if all shares subject to the trading arrangement are sold, subject to early termination for certain specified events set forth in the trading arrangement.

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

3.2
Amended and Restated Bylaws of Fermi Inc., dated as of August 11, 2026 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2026).

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

Exhibit Number	Exhibit Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

FERMI INC.

Date: November 12, 2026	By:	/s/ Lee McIntire
Lee McIntire
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert L. Masson
Robert L. Masson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)